Form 10-Q
period 2019-03-31
Diamond S Shipping Inc.
filed 2019-05-15
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-38771

DIAMOND S SHIPPING INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	N/A
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

33 Benedict Place
Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(203) 413-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DSSI	NYSE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,890,696 shares of common stock are issued and outstanding as of May 9, 2019.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Special Notice Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will,” “plans,” “expects,” “intends,” “believes,” “seeks,” “estimates,” or “anticipates,” or by variations of such words or by similar expressions. There can be no assurance that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements.

The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	the cyclicality of the tanker industry;

•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates;

•	risks related to an oversupply of tanker vessels;

•	changes in fuel prices;

•	decreases in the market values of tanker vessels;

•	risks related to the management of our growth strategy, counterparty risks and customer relations with key customers;

•	our ability to meet obligations under time charter agreements;

•	dependence on third-party managers and a limited number of customers;

•	our liquidity, level of indebtedness, operating expenses, capital expenditures and financing;

•	our interest rate swap agreements and credit facilities;

•	risk of loss, including potential liability from future litigation and potential costs due to environmental damage, vessel collisions and business interruption; risks related to war, terrorism and piracy;

•	risks related to the acquisition, modification and operation of vessels;

•	future supply of, and demand for, refined products and crude oil, including relating to seasonality;

•	risks related to our insurance, including adequacy of coverage and increased premium payments;

•	risks related to tax rules applicable to us;

•	our ability to clear the oil majors’ risk assessment processes;

•	future refined product and crude oil prices and production;

•	the carrying values of our vessels and the potential for any asset impairments;

•	our ability to maximize the use of our vessels, including the redeployment or disposition of vessels no longer under long-term time charter;

•	our continued ability to enter into long-term, fixed-rate time charters with our charterers and to re-charter our vessels as their existing charters expire at attractive rates;

•	failure to realize the anticipated benefits of the Merger (as defined herein), including as a result of integrating the businesses;

•	failure to maintain effective internal control over financial reporting;

•	our ability to implement our business strategy and manage planned growth; and

•	other risks and uncertainties disclosed in the Company’s reports filed from time to time with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and in our other SEC filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements, except as required by the federal securities laws. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.

Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

4

Part 1. Financial Information

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Index to Condensed Consolidated Financial Statements (Unaudited)

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of March 31, 2019 and December 31, 2018

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$76,106	$83,054
Due from charterers – Net of provision for doubtful accounts of $935 and $1,962, respectively	46,965	42,637
Inventories	32,762	20,880
Prepaid expenses and other current assets	11,678	3,731
Total current assets	167,511	150,302

Noncurrent assets:
Vessels – Net of accumulated depreciation of $498,926 and $479,532 and, respectively	1,975,675	1,454,286
Other property – Net of accumulated depreciation of $522 and $458, respectively	715	756
Deferred drydocking costs – Net of accumulated amortization of $15,718 and $14,573, respectively	35,364	33,287
Deferred financing costs – Net	—	169
Restricted cash	5,229	5,104
Time charter contracts acquired – Net of accumulated amortization of $1,075 and $1,733, respectively	7,317	93
Other noncurrent assets	5,431	5,858
Total noncurrent assets	2,029,731	1,499,553
Total	$2,197,242	$1,649,855

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$112,242	$97,315
Accounts payable and accrued expenses	39,257	25,316
Deferred charter hire revenue	3,755	3,622
Derivative liabilities	784	630
Total current liabilities	156,038	126,884

Long-term debt – Net of deferred financing costs of $13,311 and $7,147, respectively	828,064	542,226
Derivative liabilities	1,146	900
Total liabilities	985,248	670,009

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Partners’ contributions	—	994,771
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,890,696 shares at March 31, 2019	40	—
Additional paid-in capital	1,234,137	2,558
Accumulated other comprehensive income	3,291	4,387
Accumulated deficit	(60,287)	(56,477)
Total Diamond S Shipping Inc. shareholders’ equity	1,177,181	945,239
Noncontrolling interests	34,813	34,607
Total equity	1,211,994	979,846
Total	$2,197,242	$1,649,855

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 2019 and 2018

(In thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Spot revenue	$98,449	$85,934
Time charter revenue	4,207	4,364
Pool revenue	—	2,846
Voyage revenue	102,656	93,144

Operating expenses:
Voyage expenses	41,578	44,735
Vessel expenses	24,801	28,030
Depreciation and amortization expense	21,956	22,054
General and administrative expenses	6,288	4,157
Total operating expenses	94,623	98,976
Operating income (loss)	8,033	(5,832)
Other (expense) income:
Interest expense	(9,370)	(8,582)
Other income	517	351
Total other expense – Net	(8,853)	(8,231)
Net loss	(820)	(14,063)
Less: Net income (loss) attributable to noncontrolling interest	206	(336)
Net loss attributable to Diamond S Shipping Inc.	$(1,026)	$(13,727)

Net loss per share – basic and diluted	$(0.04)	$(0.51)

Weighted average common shares outstanding – basic and diluted	27,731,252	27,165,696

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
for the Three Months Ended March 31, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(820)	$(14,063)
Unrealized (loss) gain on cash flow hedges	(1,096)	1,356
Other comprehensive (loss) income	(1,096)	1,356
Comprehensive loss	(1,916)	(12,707)
Less: comprehensive income (loss) attributable to noncontrolling interest	206	(336)
Comprehensive loss attributable to Diamond S Shipping Inc.	$(2,122)	$(13,043)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2019 and 2018
(In Thousands)

(Unaudited)

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change (Note 12)	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	$—	$40	$1,234,137	$3,291	$(60,287)	$34,813	$1,211,994

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests	Total
Balance – January 1, 2018	$994,771	$—	$2,558	$4,773	$29,629	$35,029	$1,066,760
Unrealized gain on cash flow hedges	—	—	—	1,356	—	—	1,356
Net loss	—	—	—	—	(13,727)	(336)	(14,063)
Balance – March 31, 2018	$994,771	$—	$2,558	$6,129	$15,902	$34,693	$1,054,053

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from Operating Activities:
Net loss	$(820)	$(14,063)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	21,956	22,054
Amortization of deferred financing costs	846	723
Amortization of time charter hire contracts acquired	76	59
Amortization of the realized gain from recouponing swaps	(696)	—
Changes in assets and liabilities	(11,244)	(2,590)
Cash paid for drydocking	(4,232)	(4,223)
Net cash provided by operating activities	5,886	1,960

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	(292,683)	—
Transaction costs	(17,785)	—
Payments for vessel additions and other property	(2,649)	(797)
Net cash used in investing activities	(313,117)	(797)

Cash flows from Financing Activities:
Borrowings on long-term debt	300,000	—
Principal payments on long-term debt	(17,748)	(18,593)
Borrowings on revolving credit facilities	51,000	6,000
Repayments on revolving credit facilities	(26,323)	—
Payments for deferred financing costs	(6,521)	(271)
Net cash provided by (used in) financing activities	300,408	(12,864)
Net decrease in cash, cash equivalents and restricted cash	(6,823)	(11,701)
Cash, cash equivalents and restricted cash – Beginning of period	88,158	96,041
Cash, cash equivalents and restricted cash – End of period	$81,335	$84,340

Supplemental disclosures:
Cash paid for interest	$9,109	$7,861
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$1,299	$—
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$2,514	$—

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

(In thousands, except for share and per share data)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BUSINESS AND BASIS OF PRESENTATION

Business — Diamond S Shipping Inc. (“DSSI”) was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from Capital Product Partners L.P. (“CPLP”), CPLP’s crude and product tanker business and combining that business with the business and operations of DSS Holdings L.P. (“DHLP”) pursuant to the Transaction Agreement, dated as of November 27, 2018 (as amended, the “Transaction Agreement”), by and among CPLP, DHLP, DSSI and the other parties named therein. DHLP was a Cayman Island limited partnership formed on October 1, 2007.

On March 27, 2019, DSSI, and DHLP and all of its directly-owned subsidiaries (the “DHLP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DHLP subsidiaries merged with and into DSSI, with DSSI being the surviving corporation in the merger (the “Merger”). DSSI and the DHLP Subsidiaries are hereinafter referred to collectively as the “Company.”

The Merger was accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” as the DHLP subsidiaries are the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of the DHLP subsidiaries for periods prior to the Merger are considered to be the predecessor financial statements of the Company. Refer to Note 3 — Merger Transaction for further information.

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. Through its wholly-owned subsidiaries, the Company owns and operates 66 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 52 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (see Note 4).

2.	Summary of SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which includes the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the nine months ended December 31, 2018 and notes thereto included in the Company’s registration statement on Form 10 (the “2018 Financial Statements”). The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period for as long as it is available. The Company’s condensed consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Section 107 of the JOBS Act provides that the decision not to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$76,106	$83,054	$79,340	$91,041
Restricted cash	5,229	5,104	5,000	5,000
Total Cash and cash equivalents, and Restricted cash shown in the condensed consolidated statements of cash flows	$81,335	$88,158	$84,340	$96,041

Amounts included in restricted cash represent those required to be set aside by the $66M Facility, as defined in Note 7 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Pursuant to the new revenue recognition guidance as disclosed in Note 12 — Voyage Revenue, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters. Refer to Note 12 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted as of January 1, 2019. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.

Recent Accounting Pronouncements

New accounting standards adopted — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 during the first quarter of 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 12 for further discussion of the financial impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets. If this threshold is met, the assets acquired would not represent a business, and no further assessment is required. If the initial screen is not met, ASU 2017-01 requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to produce output and removes the evaluation of whether a market participant could replace the missing elements. For nonpublic entities, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASUs, and shall be applied prospectively. The Company early adopted ASU 2017-01, and concluded that the Merger should be accounted for as an asset acquisition. Refer to Note 3 — Merger Transaction for further discussion.

New accounting standard to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For nonpublic entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement on the condensed consolidated financial statements.

3.	Merger Transaction

As discussed in Note 1, the Company completed a Merger on March 27, 2019. Directly prior to the Merger, the following took place:

•	DSSI formed four wholly-owned subsidiaries organized under the laws of the Republic of the Marshall Islands, referred to as “Products Merger Entity,” “Crude Merger Entity,” “Management Merger Entity” and “Surviving Merger Entity.”

•	CPLP separated its product and crude tanker businesses into separate lines of subsidiaries and contribute them to DSSI (the “Separation”).

•	DSSI issued 12,724,500 additional common shares in connection with the contribution by CPLP.

•	In the Separation, CPLP contributed to DSSI (1) CPLP’s crude and product tanker vessels, (2) an amount in cash equal to $10 million and (3) associated inventories.

•	On March 27, 2019, CPLP distributed on a pro rata basis all 12,725,000 then-outstanding common shares of DSSI to its unitholders of record as of March 19, 2019 (the “Distribution”).

Immediately following the Distribution, the Merger took place, which is detailed as follows:

•	The Pre-Mergers took place:

o	DSS Crude Transport Inc., a wholly-owned subsidiary of DHLP, merged with Crude Merger Entity, with DSS Crude Transport Inc. surviving the merger,
o	DSS Products Transport Inc., a wholly-owned subsidiary of DHLP, merged with Products Merger Entity, with DSS Products Transport Inc. surviving the merger, and
o	Diamond S Technical Management LLC, a wholly-owned subsidiary of DHLP, merged with Management Merger Entity, with Diamond S Technical Management LLC surviving the merger.

•	Following the Pre-Mergers and pursuant to the same plan each of DSS Crude Transport Inc., DSS Products Transport Inc. and Diamond S Technical Management LLC merged with the Surviving Merger Entity, with the Surviving Merger Entity surviving. The Surviving Merger Entity subsequently merged with DSSI, with DSSI surviving.

Pursuant to the Transaction agreement, the CPLP unitholders received 12,725,000 common shares in DSSI, and the DHLP limited partners received common shares of DSSI that were determined by the factor to which DHLP’s net asset value is to the net asset value of DSSI immediately after the Distribution, multiplied by the number of shares distributed to CPLP unitholders after the March 27, 2019 effective date. This equated to the DHLP limited partners receiving 27,165,696 common shares.

The Merger completed on March 27, 2019, and the Company’s common shares commenced trading on the New York Stock Exchange on March 28, 2019.

The Merger was accounted for as a reverse acquisition using in accordance with ASC 805, “Business Combinations.” Based on the structure of the Merger and other activities contemplated by the Transaction Agreement, relative outstanding share ownership, the composition of the Company's board of directors and the designation of certain senior management positions of the Company, the DHLP subsidiaries are the accounting acquirer for financial reporting purposes.

Further, in accordance with ASU 2017-01, the Merger was determined to be an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets.

The consideration transferred, assets acquired, and liabilities assumed are recognized as follows:

Consideration paid and transferred
Cash paid — net of cash received of $16,568	$292,683
Common stock issued to CPLP	236,848
Transaction costs	20,738
Total consideration paid and transferred	$550,269

Net assets acquired
Due from charterers	$4,514
Inventories	6,969
Prepaid expenses and other current assets	1,152
Vessels	537,988
Time charter contracts acquired — assets	7,300
Other noncurrent assets	2,191
Accounts payable and accrued expenses	(7,478)
Deferred charter hire revenue	(2,367)
Net assets acquired	$550,269

Further, as the Merger was determined to be an asset acquisition, the Company recorded the acquired assets and liabilities at the cost of the acquisition, including transaction costs, on the basis of relative fair value. The carrying value of the vessels were recorded in accordance with the principles set forth under ASC Topic 820, “Fair Value Measurement” based upon current market values obtained from at least two independent ship brokers. The time charter contract assets acquired represent an estimate of the fair value of the time charters acquired as of the date of the Merger, and considers the differential between the stated time charter rate and the contracts’ fair value at the time of the Merger.

In connection with the Merger, the incentive units granted under the DHLP unit incentive plan expired with no value.

4.	JOINT VENTURE INVESTMENTS

NT Suez Holdco LLC — In September 2014, the Company formed a joint venture, NT Suez Holdco LLC (“NT Suez”), to purchase two Suezmax newbuildings. The two vessels were delivered in October and November 2016.

NT Suez is owned 51% by the Company and 49% by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). WLR/TRF is indirectly owned by funds managed or jointly managed by WL Ross & Co, LLC (“WLR”), including WLR Recovery Fund V DSS AIV, L.P. and WLR V Parallel ESC, L.P., which are also shareholders of the Company. WLR is a fund manager that manages the Company’s largest shareholders.

As of March 31, 2019 and December 31, 2018, the investments NT Suez received from the Company and WLR/TRF aggregated $72,104, which was used for shipyard installment payments and working capital.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of March 31, 2019 and December 31, 2018, and was formed to provide ship management services to the Company’s vessels.

As of March 31, 2019 and December 31, 2018, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Advances to Capital Ship Management Corp. (“CSM”)	$5,000	$—
Advances to technical managers	241	578
Insurance claims receivable	662	697
Prepaid insurance	916	580
Advances to agents	633	549
Deferred voyage costs	1,684	—
Other	2,542	1,327
Total prepaid expenses and other current assets	$11,678	$3,731

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Trade accounts payable and accrued expenses	$21,300	$11,071
Accrued vessel and voyage expenses	16,342	13,845
Accrued interest	392	400
Other current liabilities (Refer to Note 13 — Related Party Transactions)	1,223	—
Total accounts payable and accrued expenses	$39,257	$25,316

7.	LONG-TERM DEBT

Long-term debt at March 31, 2019 and December 31, 2018 was comprised of the following:

	March 31, 2019	December 31, 2018
$360 Facility	$345,000	$—
$460 Facility	304,000	315,368
$235 Facility	188,692	186,923
$75 Facility	60,625	61,875
$66 Facility	55,102	56,199
$30 LOC	—	20,323
$20 LOC	—	6,000
Total	953,617	646,688
Less: Unamortized deferred financing costs	(13,311)	(7,147)
Less: Current portion	(112,242)	(97,315)
Long-term debt, net of deferred financing costs	$828,064	$542,226

$360 Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement (as amended, the “$360 Facility”), for the purposes of financing the Merger and refinancing the $30 LOC (defined below). The $360 Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 LOC, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Facility are 1.06%. As of March 31, 2019, $45,000 of the revolving loan was drawn, while $15,000 was available and undrawn.

The $360 Facility contains certain restrictions on the payments of dividends. The $360 Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and limits dividends payable so that they do not exceed in any fiscal year that is equal to 50% of the adjusted consolidated net income of the Company.

$460 Facility — On June 6, 2016, the Company entered into a $460,000 five-year senior secured term loan facility, as amended (the “$460 Facility”), for the purposes of refinancing a previous facility. The $460 Facility is a term loan of $459,375,000, collateralized by 28 vessels, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. Interest is paid monthly, and the $460 Facility bears interest at the Eurodollar Rate for a one-month interest period, plus a 2.80% interest rate margin.

The $460 Facility contains certain restrictions on the payments of dividends. In connection with the Merger, the $460 Facility was amended whereby the Company is able to pay dividends in a manner that is consistent with the stipulations stated in the $360 Facility.

$235 Facility — On August 19, 2016, the Company entered into a $235,000 five-year senior secured financing facility, as amended (the “$235 Facility”), for the purposes of refinancing a previous facility. The $235 Facility consists of a term loan of $220,000 and a revolving loan of $15,000, and is collateralized by eight vessels, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $235 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.75% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $235 Facility are 1.10%. As of March 31, 2019, $11,000 of the revolving loan was drawn, while $1,115 was available and undrawn.

The $235 Facility contains certain restrictions on the payments of dividends. In connection with the Merger, the $235 Facility was amended whereby the Company is able to pay dividends in a manner that is consistent with the stipulations stated in the $360 Facility.

$75 Facility — On March 17, 2016, the Company entered into a seven-year senior secured term loan, as amended (the “$75 Facility”), consisting of a delayed draw term loan of up to $75,000. The $75 Facility financed and is collateralized by the two 2016-built Suezmax vessels, is payable on a quarterly basis, and bears interest on LIBOR plus a margin of 2.20%.

The $75 Facility contains certain restrictions on the payments of dividends. In connection with the Merger, the $75 Facility was amended whereby the Company is able to pay dividends in a manner that is consistent with the stipulations stated in the $360 Facility.

$66 Facility — On August 9, 2016, the Company entered into a $66,000 five-year senior secured term loan facility (the “$66 Facility”) for the purpose of financing two vessels controlled through the joint venture (see Note 3). The $66 Facility, which is collateralized by the two vessels controlled through NT Suez, is a nonrecourse term loan with reductions that are based on a 15 year amortization schedule, and are payable on a quarterly basis. Interest is paid quarterly, and the $66 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 3.25% interest rate margin.

The $66 Facility contains certain restrictions on the payments of dividends. The $66 Facility LOC permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and does not exceed an amount equal to 75% of the consolidated net income, as determined in accordance with GAAP, of the borrower, which is the consolidated accounts of NT Suez.

$20 Line of Credit — On September 29, 2016, the Company extended its $20,000 revolving line of credit (the “$20 LOC”), initially entered into on October 1, 2013. The $20 LOC was paid off and cancelled in connection with the Merger.

$30 Line of Credit — On October 20, 2016, the Company entered into a $30,000 three-year revolving line of credit, as amended (the “$30 LOC”), for the purposes of refinancing a previous line of credit. The $30 LOC was paid off and cancelled in connection with the Merger.

Interest Rates — The following table sets forth the effective interest rate associated with the interest costs for the Company’s debt facilities, including the rate differential between the fixed pay rate and the variable receive rate on the interest rate swap agreements that were in effect (see Note 8), combined, as well as the cost associated with commitment fees. Additionally, the table includes the range of interest rates on the debt, excluding the impact of swaps and commitment fees:

	For the Three Months Ended March 31,
	2019	2018
Effective interest rate	4.84%	4.36%
Range of interest rates (excluding impact of swaps and unused commitment fees)	4.80% to 6.06%	3.35% to 5.56%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Facility, $235 Facility, $460 Facility and $75 Facility include, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of March 31, 2019.

Maturities — The aggregate maturities of debt during the remaining nine months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining nine months of the year)	$80,744
2020	125,992
2021	492,506
2022	60,000
2023	96,875
Thereafter	97,500
Total	$953,617

8.	INTEREST RATE SWAPS

All derivatives are recognized on the Company’s condensed consolidated balance sheets at their fair values. For accounting hedges, on the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge).

The Company has entered into interest rate swap transactions, with multiple counterparties, which have been designated as cash flow hedges. The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate. The interest rate swaps are agreements between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap.

In September 2018, the Company re-couponed its swaps, receiving cash of $6,813, with the corresponding gain recognized ratably over the original term of the hedged instruments. The interest rate swaps designated as a cash flow hedge that were in place as of March 31, 2019 and December 31, 2018 are as follows:

Interest Rate Swap Detail				March 31, 2019	December 31, 2018
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	$54,028	$56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	54,028	56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	54,028	56,030
				$162,084	$168,090

The Company pays fixed-rate interest amounts and receives floating rate interest amounts based on one-month LIBOR settings.

The derivative asset and liability balances at March 31, 2019 and December 31, 2018 are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$784	$630
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	1,146	900
Total derivatives designated as hedging instruments		—	—		1,930	1,530
Total Derivatives		$—	$—		$1,930	$1,530

The components of Accumulated other comprehensive income included in the condensed consolidated balance sheets consist of net unrealized (loss) gain on cash flow hedges as of March 31, 2019 and December 31, 2018.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018:

		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019 Derivatives	$1,930	$—	$1,930	$—	$—	$1,930
December 31, 2018 Derivatives	1,530	—	1,530	—	—	1,530

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income included in the condensed consolidated balance sheets consist of net unrealized gain on cash flow hedges as of March 31, 2019 and December 31, 2018.

The changes in Accumulated other comprehensive income by component for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018
Accumulated other comprehensive income – January 1,	$4,387	$4,773
Other comprehensive (loss) income before reclassifications	(1,621)	1,117
Amounts reclassified from Accumulated other comprehensive income	525	239
Other comprehensive (loss) income for the period	(1,096)	1,356
Accumulated other comprehensive income – March 31,	$3,291	$6,129

The realized gain for the three months ended March 31, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($171) related to interest rate swap contracts and $696 related to the amortization of the gain on re-couponed swaps, as discussed in Note 8. The realized gain for the three months ended March 31, 2018 reclassified from Accumulated other comprehensive income consists of a realized gain of $239 related to interest rate swap contracts. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the condensed consolidated statements of operations.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at March 31, 2019 and December 31, 2018 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$76,106	$76,106	$83,054	$83,054
Restricted cash	5,229	5,229	5,104	5,104
Variable rate debt	953,617	953,617	646,688	646,688

The following methods and assumptions are used in estimating the fair value of disclosures for financial instruments:

Cash and cash equivalents, and Restricted cash: The carrying amounts reported in the consolidated balance sheets for Cash and cash equivalents, and Restricted cash approximate fair value. Cash and cash equivalents, and Restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities.

Variable Rate Debt: The fair value of variable rate debt is based on management’s estimate of rates the Company could obtain for similar debt of the same remaining maturities. Additionally, the Company considers its creditworthiness in determining the fair value of variable rate debt under the credit facilities. The carrying amounts in the above table, which exclude the impact of deferred financing costs, approximate the fair market value for the variable rate debt. Variable rate debt is considered to be a Level 2 item as the Company considers the estimate of rates it could obtain for similar debt.

The fair value of an asset or liability is based on assumptions that market participants would use in pricing the asset or liability. The hierarchies of inputs used when determining fair value are described below:

Level 1: Valuations based on quoted prices in active markets for identical instruments that the Company is able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

Level 2: Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3: Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and the placement of financial instruments within the fair value hierarchy.

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Derivative liabilities	$—	$1,930	$—	$1,930

December 31, 2018
Derivative liabilities	—	1,530	—	1,530

Derivative Liabilities: The fair value of the derivative liabilities, which relate to the interest rate swaps used for hedging purposes, is the estimated amount the Company would pay for the liability to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets in active markets (specifically, futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset (specifically, LIBOR, cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Refer to Note 8 — Interest Rate Swaps for further information regarding the Company’s interest rate swap agreements.

The Company does not currently have any Level 3 financial assets and there have been no transfers in and/or out of Level 3 during the three months ended March 31, 2019 and 2018.

11.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options for the remaining nine months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining nine months of the year)	$55,671
2020	40,835
2021	2,354
Total future committed revenue	$98,860

12.	Voyage Revenue

Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and vessel pools. For the three months ended March 31, 2019 and 2018, the Company earned $102,656 and $93,144 of voyage revenue, respectively.

On January 1, 2019 the Company adopted the revenue recognition guidance under ASU 2014-09 (refer to Note 2 — Summary of Significant Accounting Policies) using the modified retrospective method applied to contracts that were not completed as of January 1, 2019. The financial results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and will be continued to be reported under previous guidance.

As a result of the adoption of the new revenue recognition guidance on January 1, 2019, the Company recorded a net increase to the opening accumulated deficit of $2,784 for the cumulative impact of adopting the new guidance. The impact related primarily to the change in accounting for spot market voyage charters. Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the end of the previous vessel employment until the arrival at the loading port. The fuel consumption during this period is deferred and recorded as deferred voyage costs included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and recognized as part of Voyage expenses. Refer also to Note 5 — Prepaid expenses and other current assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the condensed consolidated balance sheet:

	As of March 31, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$46,965	$53,037	$6,072
Prepaid expenses and other current assets	11,678	9,691	(1,987)

Equity:
Accumulated deficit	$(60,287)	$(56,202)	$(4,085)

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended March 31, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Revenue	$102,656	$104,253	$(1,597)

Voyage expenses	41,578	41,874	296

Net (loss) income	(820)	481	1,301

The adoption of the new revenue recognition guidance does not have an impact on the operating, investing or financing activities in the condensed consolidated statements of cash flows.

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening condensed consolidated balance sheet:

		New
	Balance at	Revenue	Balance at
	December 31,	Standard	January 1,
	2018	Adjustment	2019
Assets
Current assets:
Due from charterers	$42,637	$(4,475)	$38,162
Prepaid expenses and other current assets	3,731	1,691	5,422

Equity:
Accumulated deficit	$(56,477)	$(2,784)	$(59,261)

13.	Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three months ended March 31, 2019, the following transactions were recorded for these services:

•	$85 was incurred for technical management services, which is included Voyage expenses in the condensed consolidated statement of operations. As of March 31, 2019, this amount is unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet

•	$5,000 was advanced to CSM to purchase bunker and port costs. These advanced funds are included in Prepaid expense and other current assets in the condensed consolidated balance sheet at March 31, 2019. Refer to Note 5 — Prepaid Expenses and Other Current Assets.

Capital Product Partners, L.P. (“CPLP”) — Pursuant to the Transaction Agreement, the Company is to reimburse CPLP for certain transaction expenses. During the three months ended March 31, 2019, the Company determined the reimbursement to CPLP totals $11,080, which was included in transaction costs and capitalized as part of the Merger. As of March 31, 2019, $489 of the $11,080 is unpaid, and is included in other current liabilities in Accounts payable and accrued expenses in the condensed consolidated balance sheet. Refer to Note 6 — Accounts Payable and Accrued Expenses.

Pursuant to the Transaction Agreement, there is a Lockbox mechanism whereby on March 27, 2019, the Company was paid for estimated prorated charter hire, net of prorated costs incurred between the Lockbox date and March 27, 2019. As the voyages that occurred during that period are completed, the cash is settled between the Company and CPLP. Based on the finalization of certain voyages, and taking into amounts previously paid to the Company by CPLP, the Company owes CPLP $734 as of March 31, 2019, which is included in other current liabilities in Accounts payable and accrued expenses in the condensed consolidated balance sheet. Refer to Note 6 — Accounts Payable and Accrued Expenses.

14.	Stock-Based Compensation

2019 Equity Incentive Plan — On March 16, 2019, CPLP, as the sole shareholder of DSSI at the time, approved the 2019 Equity Incentive Plan, which was amended on March 27, 2019, for awards with respect to an aggregate of 3,989,000 shares of common stock (the “2019 Plan”). Under the 2019 Plan, the Company’s Board of Directors, the compensation committee, or their designees may grant a variety of stock-based incentive awards to the Company’s officers, directors, employees, and consultants. Such awards include stock options, stock appreciation rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock. On April 11, 2019, in accordance with the Non-Employee Director Compensation Policy, grants of 31,602 restricted stock units and 15,802 shares of restricted stock were made to the non-management members of the Board of Directors under the 2019 Plan. This approved grant has a value of $623, and the units and stock vest on the first anniversary of the grant date, provided the director continually serves as a director for that year. On May 10, 2019, 391,331 shares of restricted stock, vesting ratably over a period of three years, were issued to certain officers and employees of the Company under the 2019 Plan. The estimated value of this issuance is $5,361.

15.	COMMITMENTS AND CONTINGENCIES

Commitments — In connection with the Merger, seven of the acquired vessels are attached to ballast water treatment and scrubber contracts. These contracts have a total cost of $7,262, of which $5,071 remains unpaid at March 31, 2019, and will be paid during the remaining nine months of the year ending December 31, 2019. These contracts are in addition to the ballast water treatment and scrubber contracts disclosed in the 2018 Financial Statements.

In May 2019, the Company entered into an amendment to extend the term of the operating lease for its office space in Greenwich, Connecticut on Benedict Place, which now expires on July 31, 2026. Under this amended agreement, the future minimum payments for the next five years and thereafter are as follows:

2019 (for the remaining nine months of the year)	$757
2020	952
2021	874
2022	1,035
2023	1,194
Thereafter	3,147
Total future minimum operating lease payments	$7,959

Contingencies — From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that is believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

16.	SEGMENT REPORTING

The Company is engaged primarily in the ocean transportation of crude oil and petroleum products in the international market through the ownership and operation of a diversified fleet of vessels. The international shipping industry has many distinct market segments based, in large part, on the size and design configuration of vessels required. Rates in each market segment are determined by a variety of factors affecting the supply and demand for vessels to move cargoes in the trades for which they are suited. Tankers are not bound to specific ports or schedules and therefore can respond to market opportunities by moving between trades and geographical areas. The Company’s vessels regularly navigate in international waters, over hundreds of trade routes, to hundreds of ports and, as a result, the disclosure of geographic information is impracticable. The Company charters its vessels primarily on voyage charters and on time charters.

The Company has two reportable segments, Crude Tankers and Product Carriers. Segment results are evaluated based on income (loss) from operations. The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.

Results for the Company’s revenue and loss from operations by segment for the three months ended March 31, 2019 and 2018 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended March 31, 2019
Voyage revenue	$35,409	$67,247	$102,656
Voyage expenses	(14,370)	(27,208)	(41,578)
Vessel expenses	(6,760)	(18,041)	(24,801)
Depreciation and amortization	(8,037)	(13,919)	(21,956)
General, administrative and management fees(1)	(1,761)	(4,527)	(6,288)
Income from operations	$4,481	$3,552	$8,033

Three Months Ended March 31, 2018
Voyage revenue	$29,358	$63,786	$93,144
Voyage expenses	(16,702)	(28,033)	(44,735)
Vessel expenses	(8,329)	(19,701)	(28,030)
Depreciation and amortization	(7,938)	(14,116)	(22,054)
General, administrative and management fees(1)	(1,149)	(3,008)	(4,157)
Loss from operations	$(4,760)	$(1,072)	$(5,832)

(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets are as follows:

	March 31, 2019	December 31, 2018
Crude Tankers	$911,257	$758,372
Product Carriers	1,278,540	885,220
Corporate unrestricted cash and cash equivalents	1,816	2,508
Other unallocated amounts	5,629	3,755
Consolidated total assets	$2,197,242	$1,649,855

17.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of March 31, 2019. Except as disclosed elsewhere in the condensed consolidated financial statements, there were no additional subsequent events that the Company believes require recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Diamond S Shipping Inc. (“we,” “us,” “our” or the “Company”). This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Information Statement (the “Information Statement”) included as an exhibit to our registration statement on Form 10 originally filed with the SEC on December 21, 2018 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Business Overview

The Diamond S Shipping Inc. standalone corporate entity (“DSSI”) was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from Capital Product Partners L.P. (“CPLP”), CPLP’s crude and product tanker business and combining that business with the business and operations of DSS Holdings L.P. (“DHLP”) pursuant to the Transaction Agreement, dated as of November 27, 2018 (as amended, the “Transaction Agreement”), by and among CPLP, DHLP, DSSI and the other parties named therein. DHLP was a Cayman Island limited partnership formed on October 1, 2007.

On March 27, 2019, DSSI, and DHLP and all of its directly-owned subsidiaries (the “DHLP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DHLP subsidiaries merged with and into DSSI, with DSSI being the surviving corporation in the merger (the “Merger”). DSSI and the DHLP Subsidiaries, which are the consolidated accounts of Diamond S Shipping Inc., are hereinafter referred to collectively as “we,” “us,” “our” or the “Company.”

The Merger was accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” as the DHLP subsidiaries are the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of the DHLP subsidiaries for periods prior to the Merger are considered to be the predecessor financial statements of the Company. Refer to Note 3 — Merger Transaction to our condensed consolidated financial statements.

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. Through its wholly-owned subsidiaries, the Company owns and operates 66 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 52 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

The Merger

The Merger, as described above, closed on March 27, 2019. Our consolidated financial statements include operating results for 25 acquired vessels for four days during the three months ended March 31, 2019, in addition to the 43 vessels historically owned by the Company for the full period.

Credit Facility

In connection with the Merger, the Company entered into a $360 million five-year Credit Agreement (the “$360 Facility”), for the purposes of financing the Merger and refinancing a $30 million Line of Credit. The $360 Facility consists of a term loan of $300 million and a revolving loan of $60 million, and is collateralized by the 25 vessels acquired in the Merger and three vessels that collateralized the $30 million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin.

Dispositions of the Alpine Minute and Alpine Magic

In November 2018, the DHLP board of directors approved selling the Alpine Minute and Alpine Magic, both 2009-built MR vessels. The Company reached an agreement to sell the Alpine Minute for $17.8 million less a 1% broker commission payable to a third party, and the Company reached a separate agreement to sell the Alpine Magic for $17.0 million less a 1% broker commission payable to a third party. In December 2018, the Company completed the sale of the Alpine Minute and Alpine Magic

Other Trends and Factors Affecting the Company’s Future Results of Operations

The principal factors that have affected the Company’s results of operations, and may in the future affect results of operations, are the economic, regulatory, financial, credit, political and governmental conditions prevailing in the tanker market and shipping industry generally and in the countries and markets in which the Company’s vessels are chartered.

The world economy has experienced significant economic and political upheavals in recent history. In addition, credit supply has been constrained and financial markets have been particularly turbulent. Protectionist trends, global growth and demand for the seaborne transportation of goods, including oil and oil products and overcapacity and deliveries of newly-built vessels have affected, and may further affect, the tanker market and shipping industry in general and the business, financial condition, results of operations and cash flows of the Company.

Some of the key factors that have affected the Company’s business, financial condition, results of operations and cash flows, and may in the future affect Diamond S’ business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following table represents the operating data for the three months ended March 31, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended March 31,
	2019	2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$98,449	$85,934	$12,515	14.6%
Time charter revenue	4,207	4,364	(157)	3.6%
Pool revenue	—	2,846	(2,846)	(100.0)%
Voyage revenue	102,656	93,144	9,512	10.2%

Operating expenses:
Voyage expenses	41,578	44,735	(3,157)	(7.1)%
Vessel expenses	24,801	28,030	(3,229)	(11.5)%
Depreciation and amortization expense	21,956	22,054	(98)	(0.4)%
General and administrative expenses	6,288	4,157	2,131	51.3%
Total operating expenses	94,623	98,976	(4,353)	(4.4)%
Operating income (loss)	8,033	(5,832)	13,865	237.7%
Other (expense) income:
Total other expense — Net	(8,853)	(8,231)	(622)	7.6%
Net loss	(820)	(14,063)	13,243	(94.2)%
Less: Net income (loss) attributable to noncontrolling interest	206	(336)	542	161.3%
Net loss attributable to Diamond S Shipping Inc.	$(1,026)	$(13,727)	$12,701	(92.5)%

Net loss per share – basic and diluted	$(0.04)	$(0.51)	$0.47	(92.5)%

Weighted average common shares outstanding – basic and diluted	27,731,252	27,165,696	565,556	2.1%

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Voyage revenue

Voyage revenue increased by $9.5 million to $102.7 million during the three months ended March 31, 2019 as compared to $93.1 million for the three months ended March 31, 2018. The $9.5 million increase was principally driven by a 7.4% increase in revenue days due to (1) fewer drydock days across the fleet: 156 during the three months ended March 31, 2018 vs. 90 days during the three months ended March 31, 2019 and (2) an additional 100 revenue days in March 2019 due to the Merger. Further, freight rates in the crude oil transportation market improved driven by an increase in long haul voyages primarily from U.S. crude oil exports and steady demand growth in global crude oil consumption.

Voyage Expenses

Voyage expenses primarily consist of bunkers, port expenses, canal dues and commissions. Commissions were paid to shipbrokers for negotiating and arranging charter party agreements on the Company’s behalf. Voyage expenses incurred during time and pools are paid for by the charterer or pool manager, except for commissions, which were paid for by the Company. Voyage expenses incurred during voyage charters were paid for by the Company.

Voyage expenses decreased by $3.2 million to $41.6 million during the three months ended March 31, 2019 as compared to $44.7 million for the three months ended March 31, 2018. The $3.1 million decrease in voyage expenses was driven by an increase in short-term time charter activity in the Suezmax fleet during the three months ended March 31, 2019, as the bunker and port costs were born by the charterer.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses decreased by $3.2 million to $24.8 million during the three months ended March 31, 2019 as compared to $28.0 million for the three months ended March 31, 2019. The $3.2 million decrease in vessel expenses was driven a decrease in operating days as a result of the sale of the Alpine Minute and Alpine Magic.

Vessel Depreciation and Amortization Expense

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, and we estimate the residual value by taking the estimated scrap value of $300 per lightweight ton times the weight of the ship in lightweight tons.

Depreciation and amortization expense decreased by $0.1 million to $22.0 million during the three months ended March 31, 2019 as compared to $22.1 million during the three months ended March 31, 2018. The relatively slight decrease in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for four days in the three months ended March 31, 2019, offset by the decrease in the depreciation and amortization expense related to the sale of the Alpine Minute and Alpine Magic in December 2018.

General and Administrative Expenses

For the three months ended March 31, 2019 and 2018, general and administrative expenses were $6.3 million and $4.2 million, respectively. The $2.1 million increase was primarily due to incurring costs during the three months ended March 31, 2019 related to legal and audit fees in connection with filing a Form 10 and Form S-1.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $8.9 million for the three months ended March 31, 2019 compared to $8.2 million for the three months ended March 31, 2018. The increase of $0.6 million was primarily driven by an increase in interest rates.

Net Income (Loss) Attributable to Noncontrolling Interest

The net income (loss) attributable to noncontrolling interest was net income of $0.2 million for the three months ended March 31, 2019 compared to a net loss of $0.3 million for the three months ended March 31, 2018. The net income (loss) attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The decrease in the net loss of $0.5 million was mainly attributable to higher charter rates achieved as a result of better fuel efficiencies from long haul voyages.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $81.3 million and $88.2 million, including restricted cash of $5.2 million and $5.1 million, respectively. As of March 31, 2019 and December 31, 2018, the Company had $16.1 million and $19.3 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

Effective upon completion of the Merger, the Company has indebtedness outstanding under a new term loan and revolving credit facility, arranged in connection with the Merger, and indebtedness under previously existing credit facilities of the Company. Refer to Note 7 — Long-Term Debt of our condensed consolidated financial statements.

At March 31, 2019, we were in compliance with all financial covenants under each of the Company’s credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past, and may in the future, have a significant impact on the operations of the Company. Regulatory measures can increase the costs related to operating and maintaining the Company’s vessels and may require us to retrofit our vessels with new equipment.

Among other capital expenditures, in consideration of the IMO 2020 Regulations, the Company contracted for the purchase and installation of scrubbers on five of its Suezmax vessels. These scrubbers are expected to be installed prior to January 1, 2020 or shortly thereafter and are expected to translate into aggregate capital expenditures of at least $9.6 million. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company.

In addition, with respect to vessels that we have not contracted for the installation of scrubbers, we do expect to incur certain capital expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, and estimate that the costs of such capital expenditures will be significant.

Furthermore, the Company has contracts in place to install ballast water treatment systems for 15 vessels whose compliance date requires such installation in 2019 and 2020. Total estimated cost is $13.4 million.

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Three Months Ended March 31,
	2019	2018
Net Cash Provided by Operating Activities	$5.9	$2.0
Net Cash Used in Investing Activities	(313.1)	(0.8)
Net Cash Provided by (Used in) Financing Activities	300.4	(12.9)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 and 2018 was $5.9 million and $2.0 million, respectively. The increase of $3.9 million was mainly attributable to, among other factors, higher charter rates affecting our revenues offset by the negative effect of the changes in the Company’s operating assets and liabilities amounting to cash of $11.2 million. The changes in operating assets and liabilities were driven mainly by increases in trade accounts receivable, offset by and pool working capital returned to the Company during the three months ended March 31, 2018, as a result of the change from pool employment to voyage charters, when compared to the three months ended March 31, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the three months ended March 31, 2019 and 2018 was $313.1 million and $0.8 million, respectively. The increase in cash used in investing activities was primarily driven the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, and $17.8 million paid in transaction costs during the three months ended March 31, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities during the three months ended March 31, 2019 and 2018 was $300.4 million and ($12.9) million, respectively. The increase in cash provided by financing activities was primarily driven by the following occurring during the three months ended March 31, 2019: borrowings under the $360 Facility, consisting of $300 million in the term loan drawn and $45 million, which were offset by $26.4 million repaid on lines of credit that were cancelled in connection with the Merger, and $6.5 million in deferred financing costs paid in connection with the $360 Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of March 31, 2019 (in thousands of U.S. dollars).

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$953,617	$80,744	$618,498	$156,875	$97,500
Interest Obligations (1)	107,522	34,978	64,663	7,505	376
Capital Commitments	13,775	11,103	2,672	—	—
Office Lease	7,959	757	1,826	2,229	3,147
Total:	$1,082,873	$127,582	$687,659	$166,609	$101,023

(1)	Interest has been estimated based on the LIBOR Bloomberg forward rates and the prescribed margin for each of the Company’s facilities. Refer to Note 7 — Long-Term Debt of our condensed consolidated financial statements.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and which could potentially result in materially different results under different assumptions and conditions. The Company has described below what its management believes are its most critical accounting policies. For a description of all of the Company’s significant accounting policies, see Note 2 (Significant Accounting Policies) to the audited consolidated financial statements of DSS Holdings L.P., which are included in the Company’s registration statement on Form 10, and in Note 2 — Summary of Significant Accounting Policies in our condensed consolidated financial statements, for further information.

Revenue Recognition

During the three months ended March 31, 2019 and 2018, revenues are generated from time charters, pool arrangements and voyage charters.

The Company recognizes revenues over the term of the time charter when there is a time charter agreement, where the rate is fixed or determinable, service is provided and collection of the related revenue is reasonably assured. The Company does not recognize revenue during days the vessel is off-hire. Where the time charter contains a profit or loss sharing arrangement, the profit or loss is recognized based on amounts earned or incurred as of the reporting date.

Revenues from pool arrangements are recognized based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.

For the three months ended March 31, 2018, under a voyage charter agreement, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off-hire. Estimated losses on voyages are provided for in full at the time such losses become evident.

For the three months ended March 31, 2019, pursuant to the new revenue recognition guidance, which was early adopted as of January 1, 2019, and is disclosed in Note 12 — Voyage Revenue of our condensed consolidated financial statements, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

Vessel Lives and Impairment

The carrying value of each of the Company’s vessels represents its original cost (contract price plus initial expenditures) at the time of delivery or purchase less accumulated depreciation or impairment charges. The carrying values of vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. In recent years changing market conditions resulted in a decrease in charter rates and values of assets. We consider these market developments as indicators of potential impairment of the carrying amount of its assets.

In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit-sharing. For periods of time where the vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for its vessels’ unfixed days based on the most recent ten year historical one-year time charter average.

Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values will remain at their current low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairment would be adversely affected.

In recent years, the market values of vessels have experienced particular volatility, with substantial declines in many of the charter-free market value, or basic market value, of various vessel classes. This is due to management’s projection that future undiscounted cash flows expected to be earned by such vessels over their operating lives will exceed such vessels’ carrying amounts.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 during the first quarter of 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 12 — Voyage Revenue of our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets. If this threshold is met, the assets acquired would not represent a business, and no further assessment is required. If the initial screen is not met, ASU 2017-01 requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to produce output and removes the evaluation of whether a market participant could replace the missing elements. For nonpublic entities, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASUs, and shall be applied prospectively. The Company early adopted ASU 2017-01, and concluded that the Merger should be accounting as an asset acquisition. Refer to Note 3 — Merger Transaction of our condensed consolidated financial statements.

New Accounting Standards to be Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For nonpublic entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to the impact of interest rate changes primarily through floating-rate borrowings that require it to make interest payments based on the Eurodollar Rate. Significant increases in interest rates could adversely affect operating margins, results of operations and our ability to service debt. The Company uses, interest rate swaps to reduce its exposure to market risk from changes in interest rates. The principal objective of these contracts is to minimize the risks and costs associated with floating-rate debt.

The Company is exposed to the risk of credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. In order to minimize counterparty risk, the Company only entered into derivative transactions with counterparties that are rated A- or better by Standard & Poor’s Financial Services LLC or A3 or better by Moody’s Investors Service, Inc. at the time of the transactions. In addition, to the extent possible and practical, interest rate swaps are entered into with different counterparties to reduce concentration risk.

From time to time, the Company has considered entering into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of March 31, 2019, 17% of the debt was fixed and 83% was variable. Based on the Company’s March 31, 2019 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $7.9 million.

Inflation

Inflation has only a moderate effect on the Company’s expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase the Company’s operating, voyage, general and administrative and financing costs.

Foreign Exchange Risk

The shipping industry’s functional currency is the U.S. dollar. All of the Company’s revenues and most of its operating costs are in U.S. dollars. The Company incurred certain operating expenses, such as vessel and general and administrative expenses, in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses has historically been immaterial. If foreign exchange risk becomes material in the future, the Company may seek to reduce its exposure to fluctuations in foreign exchange rates through the use of short-term currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness would be assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in litigation with respect to matters arising from the ordinary conduct of our business, and currently certain claims are pending against us. In the opinion of management, based upon presently available information, either adequate provision for anticipated costs have been accrued or the ultimate anticipated costs will not materially affect our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in the Company’s Information Statement, which could materially affect our business, financial condition or future results. The risks described in our Information Statement are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the completion of the transactions (the “Transactions”) contemplated by the Transaction Agreement, dated as of November 27, 2018, among DSS Holdings L.P. (“DSS LP”) and Capital Product Partners L.P., on March 27, 2019, we issued 27,165,695 common shares to DSS LP. These shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) under the Securities Act. This issuance was not a “public offering” because only one person was involved in the transaction, we did not engage in general solicitation or advertising with regard to the issuance and sale of common shares and we did not offer to the public in connection with the issuance to DSS LP.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Amendment No. 1, dated March 7, 2019, to the Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Diamond S Shipping Inc. (formerly known as Athena SpinCo Inc.), Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 originally filed on December 21, 2018)
3.1	Articles of Amendment of the Articles of Incorporation of Athena SpinCo Inc. (now known as Diamond S Shipping Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 originally filed on December 21, 2018)
3.2	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
3.3	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.1	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.2	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.4	Director Designation Agreement, dated March 27, 2019, by and between Capital Maritime & Trading Corp., Capital GP L.L.C., and Crude Carriers Investments Corp. and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.5	Director Designation Agreement, dated March 27, 2019, by and between WL Ross & Co. LLC and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.6	Director Designation Agreement, dated March 27, 2019, by and between First Reserve Fund XII, L.P. and First Reserve XII-A Parallel Vehicle, L.P. and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.7	Management Services Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.8	Commercial Management Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.9	Form of Technical Management Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.10	Registration Rights Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)

Exhibit No.	Description
10.11	Credit Agreement, dated March 27, 2019, among Diamond S Finance LLC, as initial borrower, the various lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ) and Crédit Agricole Corporate and Investment Bank, as bookrunners and lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019) (the “Credit Agreement”)
10.12	Amendment No. 1 to the Credit Agreement, dated May 14, 2019
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	To be furnished by amendment within the 30-day grace period provided by Rule 405(f)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND S SHIPPING INC.

Date: May 15, 2019	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)