Form 10-Q/A
period 2019-03-31
Diamond S Shipping Inc.
filed 2019-06-14
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 39,890,698 shares of common stock are issued and outstanding as of June 14, 2019.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to Diamond S Shipping Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, which was originally filed on May 15, 2019 (the “Original Filing”), is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this Amendment provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment is being filed within the time period provided by Rule 405(f)(2) of Regulation S-T.

No other changes have been made to the Original Filing. This Amendment does not reflect subsequent events occurring after the date of the Original Filing.

ITEM 6. EXHIBITS

Exhibit No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND S SHIPPING INC.

Date: June 14, 2019	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)