Form 10-Q
period 2019-06-30
Diamond S Shipping Inc.
filed 2019-08-13
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-38771

DIAMOND S SHIPPING INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-1480128
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

33 Benedict Place
Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(203) 413-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DSSI	NYSE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 40,404,623 shares of common stock are issued and outstanding as of August 9, 2019.

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

4

Part 1. Financial Information

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of June 30, 2019 and December 31, 2018

(In Thousands, except for share and per share data)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$64,144	$83,054
Due from charterers – Net of provision for doubtful accounts of $1,749 and $1,962, respectively	63,187	42,637
Inventories	35,228	20,880
Prepaid expenses and other current assets	10,586	3,731
Total current assets	173,145	150,302

Noncurrent assets:
Vessels – Net of accumulated depreciation of $525,363 and $479,532, respectively	1,951,940	1,454,286
Other property – Net of accumulated depreciation of $591 and $458, respectively	677	756
Deferred drydocking costs – Net of accumulated amortization of $16,373 and $14,573, respectively	36,249	33,287
Deferred financing costs – Net	—	169
Restricted cash	5,387	5,104
Time charter contracts acquired – Net of accumulated amortization of $1,330 and $1,733, respectively	6,521	93
Other noncurrent assets	8,186	5,858
Total noncurrent assets	2,008,960	1,499,553
Total	$2,182,105	$1,649,855

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$125,992	$97,315
Accounts payable and accrued expenses	45,498	25,316
Deferred charter hire revenue	1,497	3,622
Derivative liabilities	1,553	630
Total current liabilities	174,540	126,883

Long-term debt – Net of deferred financing costs of $12,266 and $7,147, respectively	802,611	542,226
Derivative liabilities	1,578	900
Total liabilities	978,729	670,009

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Partners’ contributions	—	994,771
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,890,698 shares at June 30, 2019	40	—
Additional paid-in capital	1,234,998	2,558
Accumulated other comprehensive income	1,409	4,387
Accumulated deficit	(68,790)	(56,477)
Total Diamond S Shipping Inc. shareholders’ equity	1,167,657	945,239
Noncontrolling interests	35,719	34,607
Total equity	1,203,376	979,846
Total	$2,182,105	$1,649,855

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2019 and 2018

(In Thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Spot revenue	$129,344	$85,412	$227,793	$171,346
Time charter revenue	19,951	4,408	24,158	8,772
Pool revenue	—	—	—	2,846
Voyage revenue	149,295	89,820	251,951	182,964

Operating expenses:
Voyage expenses	65,895	46,769	107,473	91,504
Vessel expenses	42,376	28,112	67,177	56,142
Depreciation and amortization expense	29,243	22,058	51,199	44,112
General and administrative expenses	7,320	4,119	13,608	8,276
Total operating expenses	144,834	101,058	239,457	200,034
Operating income (loss)	4,461	(11,238)	12,494	(17,070)
Other (expense) income:
Interest expense	(13,422)	(9,146)	(22,792)	(17,728)
Other income	384	391	901	742
Total other expense – Net	(13,038)	(8,755)	(21,891)	(16,986)
Net loss	(8,577)	(19,993)	(9,397)	(34,056)
Less: Net (loss) income attributable to noncontrolling interest	(74)	(417)	132	(753)
Net loss attributable to Diamond S Shipping Inc.	$(8,503)	$(19,576)	$(9,529)	$(33,303)

Net loss per share – basic	$(0.21)	$(0.72)	$(0.28)	$(1.23)
Net loss per share – diluted	$(0.21)	$(0.72)	$(0.28)	$(1.23)

Weighted average common shares outstanding – basic	39,890,698	27,165,696	33,774,260	27,165,696
Weighted average common shares outstanding – diluted	39,890,698	27,165,696	33,774,260	27,165,696

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
for the Three and Six Months Ended June 30, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(8,577)	$(19,993)	$(9,397)	$(34,056)
Unrealized (loss) gain on cash flow hedges	(1,882)	319	(2,978)	1,675
Other comprehensive (loss) income	(1,882)	319	(2,978)	1,675
Comprehensive loss	(10,459)	(19,674)	(12,375)	(32,381)
Less: comprehensive income (loss) attributable to noncontrolling interest	(74)	(417)	132	(753)
Comprehensive loss attributable to Diamond S Shipping Inc.	$(10,385)	$(19,257)	$(12,507)	$(31,628)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity
for the Six Months Ended June 30, 2019 and 2018
(In Thousands)

(Unaudited)

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change (Note 12)	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss (income)	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	—	40	1,234,137	3,291	(60,287)	34,813	1,211,994
Unrealized loss on cash flow hedges	—	—	—	(1,882)	—	—	(1,882)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Stock-based compensation	—	—	861	—	—	—	861
Net loss	—	—	—	—	(8,503)	(74)	(8,577)
Balance – June 30, 2019	$—	$40	$1,234,998	$1,409	$(68,790)	$35,719	$1,203,376

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total
Balance – January 1, 2018	$994,771	$—	$2,558	$4,773	$29,629	$35,029	$1,066,760
Unrealized gain on cash flow hedges	—	—	—	1,356	—	—	1,356
Net loss	—	—	—	—	(13,727)	(336)	(14,063)
Balance – March 31, 2018	994,771	—	2,558	6,129	15,902	34,693	1,054,053
Unrealized gain on cash flow hedges	—	—	—	319	—	—	319
Capital contributions for Diamond Anglo Ship Management PTE. LTD.	—	—	—	—	—	49	49
Net loss	—	—	—	—	(19,576)	(417)	(19,993)
Balance – June 30, 2018	$994,771	$—	$2,558	$6,448	$(3,674)	$34,325	$1,034,428

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from Operating Activities:
Net loss	$(9,397)	$(34,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	51,199	44,112
Amortization of deferred financing costs	1,892	1,460
Amortization of time charter hire contracts acquired	872	119
Amortization of the realized gain from recouponing swaps	(1,377)	—
Stock-based compensation expense	861	—
Changes in assets and liabilities	(24,313)	5,034
Cash paid for drydocking	(7,691)	(12,067)
Net cash provided by operating activities	12,046	4,602

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	(292,683)	—
Transaction costs	(18,804)	—
Payments for vessel additions and other property	(7,388)	(1,295)
Net cash used in investing activities	(318,875)	(1,295)

Cash flows from Financing Activities:
Borrowings on long-term debt	300,000	—
Principal payments on long-term debt	(35,496)	(37,186)
Borrowings on revolving credit facilities	56,000	6,000
Repayments on revolving credit facilities	(26,323)	—
Proceeds from partners’ contributions in subsidiaries	980	49
Payments for deferred financing costs	(6,959)	(271)
Net cash provided by (used in) financing activities	288,202	(31,408)
Net decrease in cash, cash equivalents and restricted cash	(18,627)	(28,101)
Cash, cash equivalents and restricted cash – Beginning of period	88,158	96,041
Cash, cash equivalents and restricted cash – End of period	$69,531	$67,940

Supplemental disclosures:
Cash paid for interest	$22,075	$15,972
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$280	$—
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$2,485	$—

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. Through its wholly-owned subsidiaries, the Company owns and operates 66 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 52 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the nine months ended December 31, 2018 and notes thereto included in the Company’s registration statement on Form 10 (the “2018 Financial Statements”). The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$64,144	$83,054	$62,940	$91,041
Restricted cash	5,387	5,104	5,000	5,000
Total Cash and cash equivalents, and Restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$69,531	$88,158	$67,940	$96,041

Amounts included in restricted cash represent those required to be set aside by the $66 Facility, as defined in Note 8 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Pursuant to the new revenue recognition guidance as disclosed in Note 13 — Voyage Revenue, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters. Refer to Note 13 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted as of January 1, 2019. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.

Recent Accounting Pronouncements

New accounting standards adopted — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 during the first quarter of 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 13 for further discussion of the financial impact on the Company’s condensed consolidated financial statements.

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

New accounting standards to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement on the condensed consolidated financial statements.

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

In connection with the Merger, the incentive units granted under the DHLP unit incentive plan expired with no value.

4.	NET LOSS PER SHARE

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three and six months ended June 30, 2019, 1,854 and 3,687 shares, respectively, of restricted stock and restricted stock units were excluded from the computation of diluted net loss per share because all were anti-dilutive (refer to Note 15 — Stock-Based Compensation).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2019	2019	2018
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,890,698	27,165,696	33,774,260	27,165,696

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,890,698	27,165,696	33,774,260	27,165,696
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average common shares outstanding, diluted	39,890,698	27,165,696	33,774,260	27,165,696

5.	JOINT VENTURE INVESTMENTS

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

As of June 30, 2019 and December 31, 2018, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104 and $72,104, respectively, which was used for shipyard installment payments and working capital.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of June 30, 2019 and December 31, 2018, and was formed to provide ship management services to the Company’s vessels.

As of June 30, 2019 and December 31, 2018, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Advances to Capital Ship Management Corp. (“CSM”)	$3,111	$—
Advances to technical managers	161	578
Insurance claims receivable	553	697
Prepaid insurance	1,621	580
Advances to agents	899	549
Deferred voyage costs	2,184	—
Other	2,057	1,327
Total prepaid expenses and other current assets	$10,586	$3,731

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Trade accounts payable and accrued expenses	$17,780	$11,071
Accrued vessel and voyage expenses	25,256	13,845
Accrued interest	364	400
Other current liabilities (Refer to Note 14 — Related Party Transactions)	2,098	—
Total accounts payable and accrued expenses	$45,498	$25,316

8.	LONG-TERM DEBT

Long-term debt at June 30, 2019 and December 31, 2018 was comprised of the following:

	June 30, 2019	December 31, 2018
$360 Facility	$350,000	$—
$460 Facility	293,028	315,368
$235 Facility	184,461	186,923
$75 Facility	59,375	61,875
$66 Facility	54,005	56,199
$30 LOC	—	20,323
$20 LOC	—	6,000
Total	940,869	646,688
Less: Unamortized deferred financing costs	(12,266)	(7,147)
Less: Current portion	(125,992)	(97,315)
Long-term debt, net of deferred financing costs	$802,611	$542,226

$360 Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Facility”), for the purposes of financing the Merger and refinancing the $30 LOC (defined below). The $360 Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 LOC, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Facility are 1.06%. As of June 30, 2019, $50,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

The $360 Facility contains certain restrictions on the payments of dividends. The $360 Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and limits dividends payable so that they do not exceed in any fiscal year an amount that is equal to 50% of the adjusted consolidated net income of the Company.

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

$235 Facility — On August 19, 2016, the Company entered into a $235,000 five-year senior secured financing facility, as amended (the “$235 Facility”), for the purposes of refinancing a previous facility. The $235 Facility consists of a term loan of $220,000 and a revolving loan of $15,000, and is collateralized by eight vessels, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $235 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.75% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $235 Facility are 1.10%. As of June 30, 2019, $11,000 of the revolving loan was drawn, while $827 was available and undrawn.

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

$66 Facility — On August 9, 2016, the Company entered into a $66,000 five-year senior secured term loan facility (the “$66 Facility”) for the purpose of financing two vessels controlled through the joint venture (refer to Note 5 — Joint Venture Investments). The $66 Facility, which is collateralized by the two vessels controlled through NT Suez, is a nonrecourse term loan with reductions that are based on a 15 year amortization schedule, and are payable on a quarterly basis. Interest is paid quarterly, and the $66 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 3.25% interest rate margin.

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

Interest Rates – The following table sets forth the effective interest rate associated with the interest costs for the Company’s debt facilities, including the rate differential between the fixed pay rate and the variable receive rate on the interest rate swap agreements that were in effect (refer to Note 9 — Interest Rate Swaps), combined, as well as the cost associated with commitment fees. Additionally, the table includes the range of interest rates on the debt, excluding the impact of swaps and commitment fees:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Effective interest rate	4.98%	4.76%	4.98%	4.56%
Range of interest rates (excluding impact of swaps and unused commitment fees)	4.53% to 5.86%	4.50% to 5.59%	4.53% to 6.06%	3.89% to 5.59%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Facility, $235 Facility, $460 Facility and $75 Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of June 30, 2019.

Maturities – The aggregate maturities of debt during the remaining six months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining six months of the year)	$62,996
2020	125,992
2021	492,506
2022	60,000
2023	96,875
Thereafter	102,500
Total	$940,869

9.	INTEREST RATE SWAPS

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

In September 2018, the Company re-couponed its swaps, receiving cash of $6,813, with the corresponding gain recognized ratably over the original term of the hedged instruments. The interest rate swaps designated as a cash flow hedge that were in place as of June 30, 2019 and December 31, 2018 are as follows:

Interest Rate Swap Detail				June 30, 2019	December 31, 2018
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	$52,025	$56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	52,025	56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	52,025	56,030
				$156,075	$168,090

The Company pays fixed-rate interest amounts and receives floating rate interest amounts based on one-month LIBOR settings.

The derivative asset and liability balances at June 30, 2019 and December 31, 2018 are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$1,553	$630
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	1,578	900
Total derivatives designated as hedging instruments		—	—		3,131	1,530
Total Derivatives		$—	$—		$3,131	$1,530

The components of Accumulated other comprehensive income included in the Condensed Consolidated Balance Sheets consist of net unrealized (loss) gain on cash flow hedges as of June 30, 2019 and December 31, 2018.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018:

		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019 Derivatives	$3,131	$—	$3,131	$—	$—	$3,131
December 31, 2018 Derivatives	1,530	—	1,530	—	—	1,530

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income included in the Condensed Consolidated Balance Sheets consist of net unrealized gain on cash flow hedges as of June 30, 2019 and December 31, 2018.

The changes in Accumulated other comprehensive income by component for the three months ended June 30, 2019 and 2018 are as follows:

	2019	2018
Accumulated other comprehensive income – January 1,	$4,387	$4,773
Other comprehensive (loss) income before reclassifications	(4,007)	1,054
Amounts reclassified from Accumulated other comprehensive income	1,029	621
Other comprehensive (loss) income for the period	(2,978)	1,675
Accumulated other comprehensive income – June 30,	$1,409	$6,448

The realized gain for the six months ended June 30, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($348) related to interest rate swap contracts and $1,377 related to the amortization of the gain on re-couponed swaps, as discussed in Note 9. The realized gain for the six months ended June 30, 2018 reclassified from Accumulated other comprehensive income consists of a realized gain of $621 related to interest rate swap contracts. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the Condensed Consolidated Statements of Operations.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at June 30, 2019 and December 31, 2018 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$64,144	$64,144	$83,054	$83,054
Restricted cash	5,387	5,387	5,104	5,104
Variable rate debt	940,869	940,869	646,688	646,688

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

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Derivative liabilities	$—	$3,131	$—	$3,131

December 31, 2018
Derivative liabilities	—	1,530	—	1,530

Derivative Liabilities: The fair value of the derivative liabilities, which relate to the interest rate swaps used for hedging purposes, is the estimated amount the Company would pay for the liability to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets in active markets (specifically, futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset (specifically, LIBOR, cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Refer to Note 9 — Interest Rate Swaps for further information regarding the Company’s interest rate swap agreements.

The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the six months ended June 30, 2019 and 2018.

12.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options, for the remaining six months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining six months of the year)	$35,226
2020	40,951
2021	2,354
Total future committed revenue	$78,531

13.	Voyage Revenue

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

As a result of the adoption of the new revenue recognition guidance on January 1, 2019, the Company recorded a net increase to the opening accumulated deficit of $2,784 for the cumulative impact of adopting the new guidance. The impact related primarily to the change in accounting for spot market voyage charters. Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the end of the previous vessel employment until the arrival at the loading port. The fuel consumption during this period is deferred and recorded as deferred voyage costs included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and recognized as part of Voyage expenses. Refer also to Note 6 — Prepaid Expenses and Other Current Assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Balance Sheet:

	As of June 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets:
Due from charterers	$63,187	$68,597	$5,410
Prepaid expenses and other current assets	10,586	8,402	(2,184)

Equity:
Accumulated deficit	$(68,790)	$(65,564)	$3,226

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended June 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Revenue	$149,295	$148,633	$662

Voyage expenses	65,895	66,092	197

Net loss attributable to Diamond S Shipping Inc.	(8,503)	(9,362)	(859)

Net loss per share — basic	$(0.21)	$(0.23)	$(0.02)
Net loss per share — diluted	$(0.21)	$(0.23)	$(0.02)

	For the Six Months Ended June 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Revenue	$251,951	$252,886	$(935)

Voyage expenses	107,473	107,966	493

Net loss attributable to Diamond S Shipping Inc.	(9,529)	(9,087)	442

Net loss per share — basic	$(0.28)	$(0.27)	$0.01
Net loss per share — diluted	$(0.28)	$(0.27)	$0.01

The adoption of the new revenue recognition guidance does not have an impact on the operating, investing or financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening Condensed Consolidated Balance Sheet:

		New
	Balance at	Revenue	Balance at
	December 31,	Standard	January 1,
	2018	Adjustment	2019
Assets
Current assets:
Due from charterers	$42,637	$(4,475)	$38,162
Prepaid expenses and other current assets	3,731	1,691	5,422

Equity:
Accumulated deficit	$(56,477)	$(2,784)	$(59,261)

14.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019 and 2018, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three and six months ended June 30, 2019, the following transactions were recorded for these services:

•	$1,934 and $2,019, respectively, were incurred for technical management services, which are included in Vessel expenses in the Condensed Consolidated Statements of Operations and have been paid as of June 30, 2019.

•	$582 and $582, respectively, were incurred for commercial management services, which are included in Voyage expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2019, $310 remains unpaid, and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

•	$519 and $519, respectively, were incurred for general management services, which are included in Voyage General and administrative expenses in the Condensed Consolidated Statements of Operations. As of June 30, 2019, $164 remains unpaid, and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

During the six months ended June 30, 2019, $5,000 was advanced to CSM to procure bunkers and port costs. At June 30, 2019, this working capital balance totaled $3,111 and is included in Prepaid Expense and Other Current Assets in the Condensed Consolidated Balance Sheet. Refer to Note 6 — Prepaid Expenses and Other Current Assets.

As part of the Transaction Agreement, certain bank accounts associated with the acquired subsidiaries are now controlled by the Company. At June 30, 2019, amounts received in these accounts for activity that occurred prior to the Merger that are due to CSM total $1,934 and are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

Capital Product Partners, L.P. (“CPLP”) — Pursuant to the Transaction Agreement, the Company is to reimburse CPLP for certain transaction expenses. The Company determined the reimbursement to CPLP totals $11,080, which was included in transaction costs and capitalized as part of the Merger. As of June 30, 2019, all amounts have been paid.

15.	STOCK-BASED COMPENSATION

2019 Equity Incentive Plan — Under the 2019 Equity Incentive Plan (“2019 Plan”), the Company’s Board of Directors, the Compensation Committee, or their designees may grant a variety of stock-based incentive awards representing an aggregate of 3,989,000 shares of common stock to the Company’s officers, directors, employees, and consultants. Such awards include stock options, stock appreciation rights, restricted (nonvested) stock, restricted stock units, and unrestricted stock.

Restricted Stock Units — The Company has issued restricted stock units (“RSUs”) under the 2019 Plan to certain members of the Board of Directors and certain employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. Such shares of common stock will only be issued to certain directors and employees when their RSUs vest under the terms of their grant agreements and 2019 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2019:

Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2019	—	$—
Granted	52,735	13.37
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2019	52,735	$13.37

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2019:

Unvested RSUs			Vested RSUs
June 30, 2019			June 30, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
52,735	$13.37	1.7	—	$—

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of June 30, 2019, unrecognized compensation cost of $584 related to RSUs will be recognized over a weighted-average period of 1.7 years.

For the three and six months ended June 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$121	$—	$121	$—

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2019 which were issued under the 2019 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2019	—	$—
Granted	513,925	13.67
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2019	513,925	$13.67

There were no shares that vested under the 2019 Plan during the six months ended June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2019 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative expenses	$740	$—	$740	$—

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of June 30, 2019, unrecognized compensation cost of $6,287 related to nonvested stock will be recognized over a weighted-average period of 2.7 years.

The future compensation to be recognized for the aforementioned RSUs and restricted stock for the remaining six months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining six months of the year)	$2,484
2020	2,940
2021	1,185
2022	263
Total	$6,872

16.	COMMITMENTS AND CONTINGENCIES

Commitments — In July 2019, the Company amended two of its scrubber contracts, which are disclosed in the 2018 Financial Statements, whereby the contracted cost of each increased by $470 and is payable in five equal installments, quarterly, after the scrubbers are installed.

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

17.	SEGMENT REPORTING

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

Results for the Company’s revenue and loss from operations by segment for the three and six months ended June 30, 2019 and 2018 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended June 30, 2019
Voyage revenue	$51,474	$97,821	$149,295
Voyage expenses	(27,094)	(38,801)	(65,895)
Vessel expenses	(10,509)	(31,867)	(42,376)
Depreciation and amortization	(9,872)	(19,371)	(29,243)
General, administrative and management fees(1)	(1,722)	(5,598)	(7,320)
Income from operations	$2,277	$2,184	$4,461

Three Months Ended June 30, 2018
Voyage revenue	$31,290	$58,530	$89,820
Voyage expenses	(17,724)	(29,045)	(46,769)
Vessel expenses	(7,802)	(20,310)	(28,112)
Depreciation and amortization	(7,937)	(14,121)	(22,058)
General, administrative and management fees(1)	(1,149)	(2,970)	(4,119)
Loss from operations	$(3,322)	$(7,916)	$(11,238)

	Crude Tankers	Product Carriers	Total
Six Months Ended June 30, 2019
Voyage revenue	$86,883	$165,068	$251,951
Voyage expenses	(41,464)	(66,009)	(107,473)
Vessel expenses	(17,269)	(49,908)	(67,177)
Depreciation and amortization	(17,911)	(33,288)	(51,199)
General, administrative and management fees(1)	(3,408)	(10,200)	(13,608)
Income from operations	$6,831	$5,663	$12,494

Six Months Ended June 30, 2018
Voyage revenue	$60,648	$122,316	$182,964
Voyage expenses	(34,426)	(57,078)	(91,504)
Vessel expenses	(16,131)	(40,011)	(56,142)
Depreciation and amortization	(15,875)	(28,237)	(44,112)
General, administrative and management fees(1)	(2,297)	(5,979)	(8,276)
Loss from operations	$(8,081)	$(8,989)	$(17,070)

(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2019	December 31, 2018
Crude Tankers	$908,924	$758,372
Product Carriers	1,264,251	885,220
Corporate unrestricted cash and cash equivalents	5,282	2,508
Other unallocated amounts	3,648	3,755
Consolidated total assets	$2,182,105	$1,649,855

18.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of June 30, 2019. Except as disclosed elsewhere in the condensed consolidated financial statements, there were no additional subsequent events that the Company believes require recognition or disclosure.

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

Factors to Consider When Evaluating the Company’s Results

The Merger

The Merger, as described above, closed on March 27, 2019. Our consolidated financial statements include operating results for 25 acquired vessels for 95 days during the six months ended June 30, 2019, in addition to the 43 vessels historically owned by the Company for the full period.

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

The world economy has experienced significant economic and political upheavals in recent history. In addition, credit supply has been constrained, and financial markets have been particularly turbulent. Protectionist trends, global growth and demand for the seaborne transportation of goods, including oil and oil products and overcapacity and deliveries of newly-built vessels have affected, and may further affect, the tanker market and shipping industry in general and the business, financial condition, results of operations and cash flows of the Company.

Some of the key factors that have affected the Company’s business, financial condition, results of operations and cash flows, and may in the future affect Diamond S’ business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following tables represent the operating data for the three and six and months ended June 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended June 30,
	2019	2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$129,344	$85,412	$43,932	51.4%
Time charter revenue	19,951	4,408	15,543	352.6%
Voyage revenue	149,295	89,820	59,475	66.2%

Operating expenses:
Voyage expenses	65,895	46,769	19,126	40.9%
Vessel expenses	42,376	28,112	14,264	50.7%
Depreciation and amortization expense	29,243	22,058	7,185	32.6%
General and administrative expenses	7,320	4,119	3,201	77.7%
Total operating expenses	144,834	101,058	43,776	43.3%
Operating income (loss)	4,461	(11,238)	15,699	(139.7)%
Other (expense) income:
Total other expense — Net	(13,038)	(8,755)	(4,283)	48.9%
Net loss	(8,577)	(19,993)	11,416	(57.1)%
Less: Net loss attributable to noncontrolling interest	(74)	(417)	343	(82.3)%
Net loss attributable to Diamond S Shipping Inc.	$(8,503)	$(19,576)	$11,073	(56.6)%

Net loss per share – basic	$(0.21)	$(0.72)	$0.51	(70.8)%
Net loss per share –diluted	$(0.21)	$(0.72)	$0.51	(70.8)%

Weighted average common shares outstanding – basic	39,890,698	27,165,696	12,725,000	46.8%
Weighted average common shares outstanding – diluted	39,890,698	27,165,696	12,725,000	46.8%

	For the Six Months Ended June 30,
	2019	2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$227,793	$171,346	$56,447	32.9%
Time charter revenue	24,158	8,772	15,386	175.4%
Pool revenue	—	2,846	(2,846)	(100.0)%
Voyage revenue	251,951	182,964	68,987	37.7%

Operating expenses:
Voyage expenses	107,473	91,504	15,969	17.5%
Vessel expenses	67,177	56,142	11,035	19.7%
Depreciation and amortization expense	51,199	44,112	7,087	16.1%
General and administrative expenses	13,608	8,276	5,332	64.4%
Total operating expenses	239,457	200,034	39,423	19.7%
Operating income (loss)	12,494	(17,070)	29,564	(173.2)%
Other (expense) income:
Total other expense — Net	(21,891)	(16,986)	(4,905)	28.9%
Net loss	(9,397)	(34,056)	24,659	(72.4)%
Less: Net income (loss) attributable to noncontrolling interest	132	(753)	885	(117.5)%
Net loss attributable to Diamond S Shipping Inc.	$(9,529)	$(33,303)	$23,774	(71.4)%

Net loss per share – basic	$(0.28)	$(1.23)	$0.95	(77.2)%
Net loss per share –diluted	$(0.28)	$(1.23)	$0.95	(77.2)%

Weighted average common shares outstanding – basic	33,774,260	27,165,696	6,608,564	24.3%
Weighted average common shares outstanding – diluted	33,774,260	27,165,696	6,608,564	24.3%

Results of Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Voyage revenue

Voyage revenue increased by $59.5 million to $149.3 million during the three months ended June 30, 2019 as compared to $89.8 million for the three months ended June 30, 2018. The $59.5 million increase was principally driven by a 52.3% increase in revenue days due to an additional 2,077 revenue days during the three months ended June 30, 2019 due to the Merger.

Voyage Expenses

Voyage expenses primarily consist of bunkers, port expenses, canal dues and commissions. Commissions were paid to shipbrokers for negotiating and arranging charter party agreements on the Company’s behalf. Voyage expenses incurred during time and pools are paid for by the charterer or pool manager, except for commissions, which are paid for by the Company. Voyage expenses incurred during voyage charters are paid for by the Company.

Voyage expenses increased by $19.1 million to $65.9 million during the three months ended June 30, 2019 as compared to $46.8 million for the three months ended June 30, 2018. The $19.1 million increase in voyage expenses was driven by a 27.8% increase in spot revenue days due to the Merger.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses increased by $14.3 million to $42.4 million during the three months ended June 30, 2019 as compared to $28.1 million for the three months ended June 30, 2019. The $14.3 million increase in vessel expenses was driven a 51.1% increase in vessel operating days, which consists of an increase in 2,275 vessel operating days due to the Merger and a decrease in 182 days as a result of the sale of the Alpine Minute and Alpine Magic.

Vessel Depreciation and Amortization Expense

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, and we estimate the residual value by taking the estimated scrap value of $300 per lightweight ton multiplied by the weight of the ship in lightweight tons.

Depreciation and amortization expense increased by $7.2 million to $29.2 million during the three months ended June 30, 2019 as compared to $22.1 million during the three months ended June 30, 2018. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for 2,275 vessel operating days in the three months ended June 30, 2019, offset by the decrease in the depreciation and amortization expense related to the sale of the Alpine Minute and Alpine Magic in December 2018.

General and Administrative Expenses

For the three months ended June 30, 2019 and 2018, general and administrative expenses were $7.3 million and $4.1 million, respectively. The $3.2 million increase was primarily due to incurring costs during the three months ended June 30, 2019 related to legal and audit fees in connection with SEC filings. In addition, $0.9 million in stock-compensation expense was incurred during the three months ended June 30, 2019 due to granting restricted stock and restricted stock units during the three months then ended.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $13.0 million for the three months ended June 30, 2019 compared to $8.8 million for the three months ended June 30, 2018. The increase of $4.2 million was primarily driven by an increase in the weighted average debt balance during the two periods, coupled with an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest was a net loss of $0.1 million for the three months ended June 30, 2019 compared to a net loss of $0.4 million for the three months ended June 30, 2018. The net loss attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The decrease in the net loss of $0.3 million was mainly attributable to higher charter rates achieved as a result of better fuel efficiencies from long haul voyages.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Voyage revenue

Voyage revenue increased by $69.0 million to $252.0 million during the six months ended June 30, 2019 as compared to $183.0 million for the six months ended June 30, 2018. The $69.0 million increase was principally driven by a 26.2% increase in revenue days due to an additional 2,061 revenue days during the six months ended June 30, 2019, primarily due to the Merger. Further, freight rates in the crude oil transportation market improved driven by an increase in long haul voyages primarily from U.S. crude oil exports and steady demand growth in global crude oil consumption.

Voyage Expenses

Voyage expenses increased by $16.0 million to $107.5 million during the six months ended June 30, 2019 as compared to $91.5 million for the six months ended June 30, 2018. The $16.0 million increase in voyage expenses was driven by a 13.9% increase in spot revenue days due to the Merger, and an increase in short-term time charter activity in the Suezmax fleet during the six months ended June 30, 2019, as the bunker and port costs were born by the charterer.

Vessel Expenses

Vessel expenses increased by $11.0 million to $67.2 million during the six months ended June 30, 2019 as compared to $56.1 million for the six months ended June 30, 2018. The $11.0 million increase in vessel expenses was driven by a 24.7% increase in vessel operating days, which consists of an increase in 2,375 vessel operating days due to the Merger and a decrease in 362 days as a result of the sale of the Alpine Minute and Alpine Magic.

Vessel Depreciation and Amortization Expense

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, and we estimate the residual value by taking the estimated scrap value of $300 per lightweight ton multiplied by the weight of the ship in lightweight tons.

Depreciation and amortization expense increased by $7.1 million to $51.2 million during the six months ended June 30, 2019 as compared to $44.1 million during the six months ended June 30, 2018. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for 2,375 vessel operating days in the three months ended June 30, 2019, offset by the decrease in the depreciation and amortization expense related to the sale of the Alpine Minute and Alpine Magic in December 2018.

General and Administrative Expenses

For the six months ended June 30, 2019 and 2018, general and administrative expenses were $13.6 million and $8.3 million, respectively. The $5.3 million increase was primarily due to incurring costs during the six months ended June 30, 2019 related to legal and audit fees in connection with SEC filings. In addition, $0.9 million in stock-compensation expense was incurred during the six months ended June 30, 2019 due to granting restricted stock and restricted stock units during the six months then ended.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $22.0 million for the six months ended June 30, 2019 compared to $17.0 million for the six months ended June 30, 2018. The increase of $5.0 million was primarily driven by an increase in the weighted average debt balance during the two periods, coupled with an increase in interest rates.

Net Income (Loss) Attributable to Noncontrolling Interest

The net income (loss) attributable to noncontrolling interest was net income of $0.1 million for the six months ended June 30, 2019 compared to a net loss of $0.8 million for the six months ended June 30, 2018. The net income (loss) attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The decrease in the net loss of $0.9 million was mainly attributable to higher charter rates achieved as a result of better fuel efficiencies from long haul voyages.

Liquidity and Capital Resources

As of June 30, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $69.5 million and $88.2 million, including restricted cash of $5.4 million and $5.1 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had $10.8 million and $19.3 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

Effective upon completion of the Merger, the Company has indebtedness outstanding under a new term loan and revolving credit facility, arranged in connection with the Merger, and indebtedness under previously existing credit facilities of the Company. Refer to Note 8 — Long-Term Debt of our condensed consolidated financial statements.

At June 30, 2019, we were in compliance with all financial covenants under each of the Company’s credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past, and may in the future, have a significant impact on the operations of the Company. Regulatory measures can increase the costs related to operating and maintaining the Company’s vessels and may require us to retrofit our vessels with new equipment.

Among other capital expenditures, in connection with the IMO 2020 Regulations, the Company contracted for the purchase and installation of scrubbers on five of its Suezmax vessels. These scrubbers are expected to be installed prior to January 1, 2020 or shortly thereafter at an aggregate capital expenditure of approximately $11.6 million. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. In addition, with respect to vessels that we have not contracted for the installation of scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which are not expected to be significant or which have not yet been determined.

The Company entered into contracts to install ballast water treatment systems for 12 vessels, the compliance date of which require such installation in 2019 and 2020 at a total estimated cost of $13.2 million. The Company plans drydocking of 10 vessels in 2019 with six already completed. Total estimated cost of drydocking in 2019 is $16 million, of which $7.7 million was paid during the six months ended June 30, 2019.

We believe that we have sufficient capital resources to fund operations and anticipated capital requirements. However, should market conditions deteriorate beyond third party forecasts, the Company would consider a number of liquidity enhancing measures, which could include refinancing a portion of its senior debt, exploring unsecured debt instruments, asset sales and sale-leaseback transactions on certain of its assets.

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Six Months Ended June 30,
	2019	2018
Net Cash Provided by Operating Activities	$12.0	$4.6
Net Cash Used in Investing Activities	(318.9)	(1.3)
Net Cash Provided by (Used in) Financing Activities	288.2	(31.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2019 and 2018 was $12.0 million and $4.6 million, respectively. The increase of $7.4 million was mainly attributable to, among other factors, higher charter rates affecting our revenues offset by the negative effect of the changes in the Company’s operating assets and liabilities amounting to cash of $32.0 million. The changes in operating assets and liabilities were driven mainly by increases in trade accounts receivable during the six months ended June 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the six months ended June 30, 2019 and 2018 was $318.9 million and $1.3 million, respectively. The increase in cash used in investing activities was primarily driven the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, and $18.8 million paid in transaction costs during the six months ended June 30, 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2019 and 2018 was $288.2 million and ($31.4) million, respectively. The increase in cash provided by financing activities was primarily driven by the following occurring during the six months ended June 30, 2019: borrowings under the $360 Facility, consisting of $300 million in the term loan drawn and $50 million in the revolver drawn, and borrowings under the $235 Facility, consisting of $6 million in the revolver drawn, which were offset by $26.3 million repaid on lines of credit that were cancelled in connection with the Merger, and $6.6 million in deferred financing costs paid in connection with the $360 Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of June 30, 2019 (in thousands of U.S. dollars).

	Payment due by period

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$940,869	$62,996	$618,498	$156,875	$102,500
Interest Obligations (1)	105,199	24,435	70,153	9,932	679
Capital Commitments	18,386	6,257	12,129	—	—
Office Lease	7,739	537	1,826	2,229	3,147
Total:	$1,072,193	$94,225	$702,606	$169,036	$106,326

(1)	Interest has been estimated based on the LIBOR Bloomberg forward rates and the prescribed margin for each of the Company’s facilities. Refer to Note 8 — Long-Term Debt of our condensed consolidated financial statements.

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

Revenue Recognition

During the six months ended June 30, 2019 and 2018, revenues are generated from time charters, pool arrangements and voyage charters.

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

For the six months ended June 30, 2018, under a voyage charter agreement, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off-hire. Estimated losses on voyages are provided for in full at the time such losses become evident.

For the six months ended June 30, 2019, pursuant to the new revenue recognition guidance, which was early adopted as of January 1, 2019, and is disclosed in Note 13 — Voyage Revenue of our condensed consolidated financial statements, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

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

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 during the first quarter of 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 13 — Voyage Revenue of our condensed consolidated financial statements.

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

New Accounting Standards to be Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement on the condensed consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is exposed to the impact of interest rate changes primarily through floating-rate borrowings that require it to make interest payments based on the Eurodollar Rate. Significant increases in interest rates could adversely affect operating margins, results of operations and our ability to service debt. The Company uses interest rate swaps to reduce its exposure to market risk from changes in interest rates. The principal objective of these contracts is to minimize the risks and costs associated with floating-rate debt.

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

From time to time, the Company has considered entering into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of June 30, 2019, 16.6% of the debt was fixed due to the interest rate swap agreements, and 83.4% was variable. Based on the Company’s June 30, 2019 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $7.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by Item 3 is set forth in Item 2 under the caption “Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Amendment No. 1, dated March 7, 2019, to the Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Diamond S Shipping Inc. (formerly known as Athena SpinCo Inc.), Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10 originally filed on December 21, 2018)
3.1	Articles of Amendment of the Articles of Incorporation of Athena SpinCo Inc. (now known as Diamond S Shipping Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 originally filed on December 21, 2018)
3.2	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
3.3	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.1	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.2	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)
10.4	Director Designation Agreement, dated March 27, 2019, by and between Capital Maritime & Trading Corp., Capital GP L.L.C., and Crude Carriers Investments Corp. and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.5	Director Designation Agreement, dated March 27, 2019, by and between WL Ross & Co. LLC and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.6	Director Designation Agreement, dated March 27, 2019, by and between First Reserve Fund XII, L.P. and First Reserve XII-A Parallel Vehicle, L.P. and Diamond S Shipping Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.7	Management Services Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.8	Commercial Management Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.9	Form of Technical Management Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.10	Registration Rights Agreement, dated March 27, 2019, by and between Diamond S Shipping Inc. and the other parties thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019)
10.11	Credit Agreement, dated March 27, 2019, among Diamond S Finance LLC, as initial borrower, the various lenders party thereto, Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and Nordea Bank Abp, New York Branch, Skandinaviska Enskilda Banken AB (publ) and Crédit Agricole Corporate and Investment Bank, as bookrunners and lead arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019) (the “Credit Agreement”)

10.12	Amendment No. 1 to the Credit Agreement, dated May 14, 2019 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND S SHIPPING INC.

Date:	August 13, 2019	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)