Form 10-Q
period 2019-09-30
Diamond S Shipping Inc.
filed 2019-11-14
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of November 11, 2019: common stock, par value $0.001 per share — 40,453,489 shares.

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

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Index to Condensed Consolidated Financial Statements (Unaudited)

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of September 30, 2019 and December 31, 2018

(In Thousands, except for share and per share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$75,559	$83,054
Due from charterers – Net of provision for doubtful accounts of $1,812 and $1,962, respectively	55,284	42,637
Inventories	29,756	20,880
Prepaid expenses and other current assets	13,107	3,731
Total current assets	173,706	150,302

Noncurrent assets:
Vessels – Net of accumulated depreciation of $527,567 and $479,532, respectively	1,890,392	1,454,286
Other property – Net of accumulated depreciation of $671 and $458, respectively	690	756
Deferred drydocking costs – Net of accumulated amortization of $15,996 and $14,573, respectively	37,112	33,287
Deferred financing costs – Net	—	169
Restricted cash	5,544	5,104
Time charter contracts acquired – Net of accumulated amortization of $1,539 and $1,733, respectively	5,761	93
Other noncurrent assets	4,218	5,858
Total noncurrent assets	1,943,717	1,499,553
Total	$2,117,423	$1,649,855

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$122,884	$97,315
Accounts payable and accrued expenses	50,068	25,316
Deferred charter hire revenue	3,210	3,622
Derivative liabilities	1,746	630
Total current liabilities	177,908	126,883

Long-term debt – Net of deferred financing costs of $11,063 and $7,147, respectively	760,814	542,226
Other noncurrent liabilities	750	—
Derivative liabilities	1,235	900
Total liabilities	940,707	670,009

Commitments and contingencies (Note 17)

Shareholders’ Equity:
Partners’ contributions	—	994,771
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,890,698 shares at September 30, 2019	40	—
Additional paid-in capital	1,236,299	2,558
Accumulated other comprehensive income	891	4,387
Accumulated deficit	(94,685)	(56,477)
Total Diamond S Shipping Inc. shareholders’ equity	1,142,545	945,239
Noncontrolling interests	34,171	34,607
Total equity	1,176,716	979,846
Total	$2,117,423	$1,649,855

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2019 and 2018

(In Thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Spot revenue	$120,954	$83,646	$348,747	$254,992
Time charter revenue	20,572	4,476	44,730	13,248
Pool revenue	—	—	—	2,846
Voyage revenue	141,526	88,122	393,477	271,086

Operating expenses:
Voyage expenses	59,968	48,539	167,441	140,043
Vessel expenses	41,799	26,982	108,976	83,124
Depreciation and amortization expense	28,763	22,273	79,962	66,385
Loss on sale of vessels	18,344	—	18,344	—
General and administrative expenses	7,566	3,745	21,174	12,021
Total operating expenses	156,440	101,539	395,897	301,573
Operating loss	(14,914)	(13,417)	(2,420)	(30,487)
Other (expense) income:
Interest expense	(13,021)	(9,345)	(35,813)	(27,073)
Other income	492	477	1,393	1,219
Total other expense – Net	(12,529)	(8,868)	(34,420)	(25,854)
Net loss	(27,443)	(22,285)	(36,840)	(56,341)
Less: Net loss attributable to noncontrolling interest	(1,548)	(263)	(1,416)	(1,016)
Net loss attributable to Diamond S Shipping Inc.	$(25,895)	$(22,022)	$(35,424)	$(55,325)

Net loss per share – basic	$(0.65)	$(0.81)	$(0.99)	$(2.04)
Net loss per share – diluted	$(0.65)	$(0.81)	$(0.99)	$(2.04)

Weighted average common shares outstanding – basic	39,890,698	27,165,696	35,835,477	27,165,696
Weighted average common shares outstanding – diluted	39,890,698	27,165,696	35,835,477	27,165,696

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss
for the Three and Nine Months Ended September 30, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(27,443)	$(22,285)	$(36,840)	$(56,341)
Unrealized (loss) gain on cash flow hedges	(518)	(67)	(3,496)	1,608
Other comprehensive (loss) income	(518)	(67)	(3,496)	1,608
Comprehensive loss	(27,961)	(22,352)	(40,336)	(54,733)
Less: comprehensive loss attributable to noncontrolling interest	(1,548)	(263)	(1,416)	(1,016)
Comprehensive loss attributable to Diamond S Shipping Inc.	$(26,413)	$(22,089)	$(38,920)	$(53,717)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity
for the Nine Months Ended September 30, 2019 and 2018
(In Thousands)

(Unaudited)

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change (Note 14)	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss (income)	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	—	40	1,234,137	3,291	(60,287)	34,813	1,211,994
Unrealized loss on cash flow hedges	—	—	—	(1,882)	—	—	(1,882)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Stock-based compensation	—	—	861	—	—	—	861
Net loss	—	—	—	—	(8,503)	(74)	(8,577)
Balance – June 30, 2019	—	40	1,234,998	1,409	(68,790)	35,719	1,203,376
Unrealized loss on cash flow hedges	—	—	—	(518)	—	—	(518)
Stock-based compensation	—	—	1,301	—	—	—	1,301
Net loss	—	—	—	—	(25,895)	(1,548)	(27,443)
Balance – September 30, 2019	$—	$40	$1,236,299	$891	$(94,685)	$34,171	$1,176,716

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total
Balance – January 1, 2018	$994,771	$—	$2,558	$4,773	$29,629	$35,029	$1,066,760
Unrealized gain on cash flow hedges	—	—	—	1,356	—	—	1,356
Net loss	—	—	—	—	(13,727)	(336)	(14,063)
Balance – March 31, 2018	994,771	—	2,558	6,129	15,902	34,693	1,054,053
Unrealized gain on cash flow hedges	—	—	—	319	—	—	319
Capital contributions for Diamond Anglo Ship Management PTE. LTD.	—	—	—	—	—	49	49
Net loss	—	—	—	—	(19,576)	(417)	(19,993)
Balance – June 30, 2018	994,771	—	2,558	6,448	(3,674)	34,325	1,034,428
Unrealized loss on cash flow hedges	—	—	—	(67)	—	—	(67)
Net loss	—	—	—	—	(22,022)	(263)	(22,285)
Balance – September 30, 2018	$994,771	$—	$2,558	$6,381	$(25,696)	$34,062	$1,012,076

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2019 and 2018
(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from Operating Activities:
Net loss	$(36,840)	$(56,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	79,962	66,385
Loss on sale of vessels	18,344	—
Amortization of deferred financing costs	3,106	2,197
Amortization of time charter hire contracts acquired	1,632	180
Amortization of the realized gain from recouponing swaps	(2,045)	(162)
Stock-based compensation expense	2,162	—
Changes in assets and liabilities	(11,723)	10,666
Cash paid for drydocking	(12,685)	(17,403)
Net cash provided by operating activities	41,913	5,522

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	(292,683)	—
Transaction costs	(18,930)	(214)
Proceeds from sale of vessels	31,800	—
Payments for vessel additions and other property	(11,238)	(4,666)
Net cash used in investing activities	(291,051)	(4,880)

Cash flows from Financing Activities:
Borrowings on long-term debt	300,000	—
Principal payments on long-term debt	(86,604)	(55,779)
Borrowings on revolving credit facilities	61,000	25,000
Repayments on revolving credit facilities	(26,323)	—
Cash received from recouponing swaps	—	6,813
Proceeds from partners’ contributions in subsidiaries	980	49
Payments for deferred financing costs	(6,970)	(496)
Net cash provided by (used in) financing activities	242,083	(24,413)
Net decrease in cash, cash equivalents and restricted cash	(7,055)	(23,771)
Cash, cash equivalents and restricted cash – Beginning of period	88,158	96,041
Cash, cash equivalents and restricted cash – End of period	$81,103	$72,270

Supplemental disclosures:
Cash paid for interest	$35,206	$24,346
Common stock issued to CPLP (Refer to Note 3 - Merger Transaction)	$236,848	$—
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$154	$—
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$4,604	$—

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of September 30, 2019, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the nine months ended December 31, 2018 and notes thereto included in the Company’s Registration Statement on Form 10 (the “2018 Financial Statements”). The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$75,559	$83,054	$67,270	$91,041
Restricted cash	5,544	5,104	5,000	5,000
Total Cash and cash equivalents, and Restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$81,103	$88,158	$72,270	$96,041

Amounts included in restricted cash represent those required to be set aside by the $66 Facility, as defined in Note 9 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Pursuant to the new revenue recognition guidance as disclosed in Note 14 — Voyage Revenue, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters. Refer to Note 14 — Voyage Revenue for further discussion of the accounting for fuel expenses for spot market voyage charters as a result of the new revenue recognition guidance adopted as of January 1, 2019. There are certain other non-specified voyage expenses, such as commissions, which are typically borne by the Company.

Recent Accounting Pronouncements

New accounting standards adopted — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 on January 1, 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 14 for further discussion of the financial impact on the Company’s condensed consolidated financial statements.

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

New accounting standards to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company has analyzed its contracts and is in the process of calculating the right-of-use assets and lease liabilities as of January 1, 2021 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases. The Company does not believe the adoption of ASC 842 will have a material effect on its consolidated results of operations or cash flows. The Company will provide the required disclosures under the standard in its Form 10-K filing for the annual period ending December 31, 2021.

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

3.	Merger Transaction

As discussed in Note 1, the Company completed a Merger on March 27, 2019. Directly prior to the Merger, the following took place:

•	DSSI formed four wholly-owned subsidiaries organized under the laws of the Republic of the Marshall Islands, referred to as “Products Merger Entity,” “Crude Merger Entity,” “Management Merger Entity” and “Surviving Merger Entity.”
•	CPLP separated its product and crude tanker businesses into separate lines of subsidiaries and contributed them to DSSI (the “Separation”).
•	DSSI issued 12,724,500 additional common shares in connection with the contribution by CPLP.
•	In the Separation, CPLP contributed to DSSI (1) CPLP’s crude and product tanker vessels, (2) an amount in cash equal to $10 million and (3) associated inventories.
•	On March 27, 2019, CPLP distributed on a pro rata basis all 12,725,000 then-outstanding common shares of DSSI to its unitholders of record as of March 19, 2019 (the “Distribution”).

Immediately following the Distribution, the Merger took place, which is detailed as follows:

•	The Pre-Mergers took place:
o	DSS Crude Transport Inc., a wholly-owned subsidiary of DHLP, merged with Crude Merger Entity, with DSS Crude Transport Inc. surviving the merger,
o	DSS Products Transport Inc., a wholly-owned subsidiary of DHLP, merged with Products Merger Entity, with DSS Products Transport Inc. surviving the merger, and
o	Diamond S Technical Management LLC, a wholly-owned subsidiary of DHLP, merged with Management Merger Entity, with Diamond S Technical Management LLC surviving the merger.
•	Following the Pre-Mergers and pursuant to the same plan each of DSS Crude Transport Inc., DSS Products Transport Inc. and Diamond S Technical Management LLC merged with the Surviving Merger Entity, with the Surviving Merger Entity surviving. The Surviving Merger Entity subsequently merged with DSSI, with DSSI surviving.

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

The Merger completed on March 27, 2019, and the Company’s common shares commenced trading on the New York Stock Exchange on March 28, 2019.

The Merger was accounted for as a reverse acquisition in accordance with ASC 805, “Business Combinations.” Based on the structure of the Merger and other activities contemplated by the Transaction Agreement, relative outstanding share ownership, the composition of the Company's board of directors and the designation of certain senior management positions of the Company, the DHLP subsidiaries are the accounting acquirer for financial reporting purposes.

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

In connection with the Merger, the incentive units granted under the DHLP unit incentive plan expired with no value. Further, while the Company is now a public company, management believe that, pursuant to various treaties and Section 883 of the U.S. Internal Revenue Code of 1986, the income related to vessel operations will continue to be exempt from U.S. income tax.

4.	Net Loss Per Share

The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 16 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three and nine months ended September 30, 2019, 23,439 and 9,128 shares, respectively, of restricted stock and restricted stock units were excluded from the computation of diluted net loss per share because all were anti-dilutive (refer to Note 16 — Stock-Based Compensation).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,890,698	27,165,696	35,835,477	27,165,696

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,890,698	27,165,696	35,835,477	27,165,696
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average common shares outstanding, diluted	39,890,698	27,165,696	35,835,477	27,165,696

5.	JOINT VENTURE INVESTMENTS

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

As of September 30, 2019 and December 31, 2018, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104 and $72,104, respectively, which was used for shipyard installment payments and working capital.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of September 30, 2019 and December 31, 2018, and was formed to provide ship management services to the Company’s vessels.

As of September 30, 2019 and December 31, 2018, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

6.	Vessel Dispositions

In August 2019, the Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. The Company reached an agreement to sell the Atlantic Aquarius and Atlantic Leo for $31.8 million in aggregate gross proceeds. In September 2019, the Company delivered the vessels to the buyer and repaid debt on the $460 Facility, as defined in Note 9 below, of $20.4 million. The loss on sale of the vessels was $18.3 million, which was recorded to the condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 15 — Related Party Transactions)	$4,710	$—
Advances to technical managers	135	578
Insurance claims receivable	614	697
Prepaid insurance	1,548	580
Advances to agents	1,740	549
Deferred voyage costs	2,178	—
Other	2,182	1,327
Total prepaid expenses and other current assets	$13,107	$3,731

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Trade accounts payable and accrued expenses	$15,120	$11,071
Accrued vessel and voyage expenses	33,228	13,845
Accrued interest	107	400
Other current liabilities (Refer to Note 15 — Related Party Transactions)	1,613	—
Total accounts payable and accrued expenses	$50,068	$25,316

9.	LONG-TERM DEBT

Long-term debt at September 30, 2019 and December 31, 2018 was comprised of the following:

	September 30, 2019	December 31, 2018
$360 Facility	$341,250	$—
$460 Facility	262,248	315,368
$235 Facility	180,231	186,923
$75 Facility	58,125	61,875
$66 Facility	52,907	56,199
$30 LOC	—	20,323
$20 LOC	—	6,000
Total	894,761	646,688
Less: Unamortized deferred financing costs	(11,063)	(7,147)
Less: Current portion	(122,884)	(97,315)
Long-term debt, net of deferred financing costs	$760,814	$542,226

$360 Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Facility”), for the purposes of financing the Merger and refinancing the $30 LOC (defined below). The $360 Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 LOC, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Facility are 1.06%. As of September 30, 2019, $55,000 of the revolving loan was drawn, while $5,000 was available and undrawn.

The $360 Facility contains certain restrictions on the payments of dividends. The $360 Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and limits dividends payable so that they do not exceed in any fiscal year an amount that is equal to 50% of the adjusted consolidated net income of the Company.

$460 Facility — On June 6, 2016, the Company entered into a $460,000 five-year senior secured term loan facility, as amended (the “$460 Facility”), for the purposes of refinancing a previous facility. The $460 Facility is a term loan of $459,375, collateralized by 26 vessels, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. Interest is paid monthly, and the $460 Facility bears interest at the Eurodollar Rate for a one-month interest period, plus a 2.80% interest rate margin.

The $460 Facility contains certain restrictions on the payments of dividends. In connection with the Merger, the $460 Facility was amended whereby the Company is able to pay dividends in a manner that is consistent with the stipulations stated in the $360 Facility.

$235 Facility — On August 19, 2016, the Company entered into a $235,000 five-year senior secured financing facility, as amended (the “$235 Facility”), for the purposes of refinancing a previous facility. The $235 Facility consists of a term loan of $220,000 and a revolving loan of $15,000, and is collateralized by eight vessels, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $235 Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.75% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $235 Facility are 1.10%. As of September 30, 2019, $11,000 of the revolving loan was drawn, while $538 was available and undrawn.

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

The $66 Facility contains certain restrictions on the payments of dividends. The $66 Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and does not exceed an amount equal to 75% of the consolidated net income, as determined in accordance with GAAP, of the borrower, which is the consolidated accounts of NT Suez.

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

Interest Rates – The following table sets forth the effective interest rate associated with the interest costs for the Company’s debt facilities, including the rate differential between the fixed pay rate and the variable receive rate on the interest rate swap agreements that were in effect (refer to Note 10 — Interest Rate Swaps), combined, as well as the cost associated with the commitment fees. Additionally, the table includes the range of interest rates on the debt, excluding the impact of swaps and commitment fees:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Effective interest rate	4.87%	4.82%	4.94%	4.63%
Range of interest rates (excluding impact of swaps and unused commitment fees)	4.53% to 5.58%	4.53% to 5.64%	4.53% to 6.06%	3.89% to 5.64%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Facility, $235 Facility, $460 Facility and $75 Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of September 30, 2019.

Maturities – The aggregate maturities of debt during the remaining three months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining three months of the year)	$30,721
2020	122,884
2021	476,781
2022	60,000
2023	96,875
Thereafter	107,500
Total	$894,761

10.	INTEREST RATE SWAPS

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

In September 2018, the Company re-couponed its swaps, receiving cash of $6,813, with the corresponding gain recognized ratably over the original term of the hedged instruments. The interest rate swaps designated as a cash flow hedge that were in place as of September 30, 2019 and December 31, 2018 are as follows:

Interest Rate Swap Detail				September 30, 2019	December 31, 2018
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap	Notional Amount Outstanding	Notional Amount Outstanding
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	$50,023	$56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	50,023	56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	50,023	56,030
				$150,069	$168,090

The Company pays fixed-rate interest amounts and receives floating rate interest amounts based on one-month LIBOR settings.

The derivative asset and liability balances at September 30, 2019 and December 31, 2018 are as follows:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2019	December 31, 2018	Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$1,746	$630
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	1,235	900
Total derivatives designated as hedging instruments		—	—		2,981	1,530
Total Derivatives		$—	$—		$2,981	$1,530

The components of Accumulated other comprehensive income included in the Condensed Consolidated Balance Sheets consist of net unrealized (loss) gain on cash flow hedges as of September 30, 2019 and December 31, 2018.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities Presented in the Condensed	Gross Amounts not Offset in the Condensed Consolidated Balance Sheets
	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019 Derivatives	$2,981	$—	$2,981	$—	$—	$2,981
December 31, 2018 Derivatives	1,530	—	1,530	—	—	1,530

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of Accumulated other comprehensive income included in the Condensed Consolidated Balance Sheets consist of net unrealized gain on cash flow hedges as of September 30, 2019 and December 31, 2018.

The changes in Accumulated other comprehensive income by component for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
Accumulated other comprehensive income – January 1,	$4,387	$4,773
Other comprehensive (loss) income before reclassifications	(4,931)	643
Amounts reclassified from Accumulated other comprehensive income	1,435	965
Other comprehensive (loss) income for the period	(3,496)	1,608
Accumulated other comprehensive income – September 30,	$891	$6,381

The realized gain for the nine months ended September 30, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($610) related to interest rate swap contracts and $2,045 related to the amortization of the gain on re-couponed swaps, as discussed in Note 10. The realized gain for the nine months ended September 30, 2018 reclassified from Accumulated other comprehensive income consists of a realized gain of $803 related to interest rate swap contracts and $162 related to the amortization of the gain on re-couponed swaps, as discussed in Note 10. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the Condensed Consolidated Statements of Operations.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at September 30, 2019 and December 31, 2018 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$75,559	$75,559	$83,054	$83,054
Restricted cash	5,544	5,544	5,104	5,104
Variable rate debt	894,761	894,761	646,688	646,688

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

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Derivative liabilities	$—	$2,981	$—	$2,981

December 31, 2018
Derivative liabilities	—	1,530	—	1,530

Derivative Liabilities: The fair value of the derivative liabilities, which relate to the interest rate swaps used for hedging purposes, is the estimated amount the Company would pay for the liability to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets in active markets (specifically, futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset (specifically, LIBOR, cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Refer to Note 10 — Interest Rate Swaps for further information regarding the Company’s interest rate swap agreements.

The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the nine months ended September 30, 2019 and 2018.

13.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options, for the remaining three months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining three months of the year)	$22,127
2020	60,409
2021	21,758
2022	13,457
Total future committed revenue	$117,751

14.	Voyage Revenue

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

As a result of the adoption of the new revenue recognition guidance on January 1, 2019, the Company recorded a net increase to the opening accumulated deficit of $2,784 for the cumulative impact of adopting the new guidance. The impact related primarily to the change in accounting for spot market voyage charters. Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the end of the previous vessel employment until the arrival at the loading port. The fuel consumption during this period is deferred and recorded as deferred voyage costs included in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and recognized as part of Voyage expenses. Refer also to Note 7 — Prepaid Expenses and Other Current Assets.

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Balance Sheet:

	As of September 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Assets
Current assets
Due from charterers	$55,284	$61,038	$5,754
Prepaid expenses and other current assets	13,107	10,929	(2,178)

Equity:
Accumulated deficit	$(94,685)	$(91,109)	$3,576

The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Condensed Consolidated Statement of Operations:

	For the Three Months Ended September 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Revenue	$141,526	$141,870	$(344)

Voyage expenses	59,968	60,104	136

Net loss attributable to Diamond S Shipping Inc.	(25,895)	(25,687)	(208)

Net loss per share — basic	$(0.65)	$(0.64)	$0.01
Net loss per share — diluted	$(0.65)	$(0.64)	$0.01

	For the Nine Months Ended September 30, 2019
		Balance
		without Adoption
		of New Revenue	Effect of
	As Reported	Standard	Change
Revenue	$393,477	$394,756	$(1,279)

Voyage expenses	167,441	167,928	487

Net loss attributable to Diamond S Shipping Inc.	(35,424)	(34,632)	(792)

Net loss per share — basic	$(0.99)	$(0.97)	$(0.02)
Net loss per share — diluted	$(0.99)	$(0.97)	$(0.02)

The adoption of the new revenue recognition guidance does not have an impact on the operating, investing or financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening Condensed Consolidated Balance Sheet:

		New
	Balance at	Revenue	Balance at
	December 31,	Standard	January 1,
	2018	Adjustment	2019
Assets
Current assets:
Due from charterers	$42,637	$(4,475)	$38,162
Prepaid expenses and other current assets	3,731	1,691	5,422

Equity:
Accumulated deficit	$(56,477)	$(2,784)	$(59,261)

15.	Related Party Transactions

During the three and nine months ended September 30, 2019 and 2018, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three and nine months ended September 30, 2019, the following transactions were recorded for these services:

•	$1,955 and $3,974, respectively, were incurred for technical management services, which are included in Vessel expenses in the Condensed Consolidated Statements of Operations and have been paid as of September 30, 2019.

•	$548 and $1,130, respectively, were incurred for commercial management services, which are included in Voyage expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2019, $719 remains unpaid, and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

•	$503 and $1,022, respectively, were incurred for general management services, which are included in General and administrative expenses in the Condensed Consolidated Statements of Operations. As of September 30, 2019, $164 remains unpaid, and is included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

During the nine months ended September 30, 2019, working capital is advanced to CSM to procure both voyage and vessel costs. At September 30, 2019, funds advanced totaled $4,710 and is included in Prepaid Expense and Other Current Assets in the Condensed Consolidated Balance Sheet. Refer to Note 7 — Prepaid Expenses and Other Current Assets.

As part of the Transaction Agreement, certain bank accounts associated with the acquired subsidiaries are now controlled by the Company. At September 30, 2019, amounts received in these accounts for activity that occurred prior to the Merger that are due to CSM total $1,613 and are included in Accounts payable and accrued expenses in the Condensed Consolidated Balance Sheet.

Capital Product Partners, L.P. (“CPLP”) — Pursuant to the Transaction Agreement, the Company is to reimburse CPLP for certain transaction expenses. The Company determined the reimbursement to CPLP totals $11,080, which was included in transaction costs and capitalized as part of the Merger as this is accounted for as an asset acquisition. As of September 30, 2019, all amounts have been paid.

16.	Stock-Based Compensation

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

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2019:

Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2019	—	$—
Granted	52,735	13.37
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2019	52,735	$13.37

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2019:

Unvested RSUs			Vested RSUs
September 30, 2019			September 30, 2019
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
52,735	$13.37	1.5	—	$—

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of September 30, 2019, unrecognized compensation cost of $436 related to RSUs will be recognized over a weighted-average period of 1.5 years.

For the three and nine months ended September 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$148	$—	$269	$—

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2019 which were issued under the 2019 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2019	—	$—
Granted	664,869	13.05
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2019	664,869	$13.05

There were no shares that vested under the 2019 Plan during the nine months ended September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, the Company recognized nonvested stock amortization expense for the 2019 Plan restricted shares, which is included in General and administrative expenses, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$1,153	$—	$1,893	$—

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of September 30, 2019, unrecognized compensation cost of $5,669 related to nonvested stock will be recognized over a weighted-average period of 2.5 years.

The future compensation to be recognized for the aforementioned RSUs and restricted stock for the remaining three months of the year ending December 31, 2019, and annually for the years ending December 31 are as follows:

2019 (for the remaining three months of the year)	$1,331
2020	3,190
2021	1,291
2022	293
Total	$6,105

17.	COMMITMENTS AND CONTINGENCIES

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

18.	SEGMENT REPORTING

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

Results for the Company’s revenue and loss from operations by segment for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended September 30, 2019
Voyage revenue	$46,222	$95,304	$141,526
Voyage expenses	(22,919)	(37,049)	(59,968)
Vessel expenses	(10,554)	(31,245)	(41,799)
Depreciation and amortization	(9,898)	(18,865)	(28,763)
Loss on sale of vessels	—	(18,344)	(18,344)
General and administrative expenses	(1,781)	(5,785)	(7,566)
Income (loss) from operations	$1,070	$(15,984)	$(14,914)

Three Months Ended September 30, 2018
Voyage revenue	$29,547	$58,575	$88,122
Voyage expenses	(14,845)	(33,694)	(48,539)
Vessel expenses	(7,615)	(19,367)	(26,982)
Depreciation and amortization	(7,937)	(14,336)	(22,273)
General and administrative expenses	(999)	(2,746)	(3,745)
Loss from operations	$(1,849)	$(11,568)	$(13,417)

	Crude Tankers	Product Carriers	Total
Nine Months Ended September 30, 2019
Voyage revenue	$133,105	$260,372	$393,477
Voyage expenses	(64,383)	(103,058)	(167,441)
Vessel expenses	(27,729)	(81,247)	(108,976)
Depreciation and amortization	(27,806)	(52,156)	(79,962)
Loss on sale of vessels	—	(18,344)	(18,344)
General and administrative expenses	(4,982)	(16,192)	(21,174)
Income (loss) from operations	$8,205	$(10,625)	$(2,420)

Nine Months Ended September 30, 2018
Voyage revenue	$90,196	$180,890	$271,086
Voyage expenses	(49,272)	(90,771)	(140,043)
Vessel expenses	(23,746)	(59,378)	(83,124)
Depreciation and amortization	(23,812)	(42,573)	(66,385)
General and administrative expenses	(3,197)	(8,824)	(12,021)
Loss from operations	$(9,831)	$(20,656)	$(30,487)

The reconciliations of total assets of the segments to amounts included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2019	December 31, 2018
Crude Tankers	$903,175	$758,372
Product Carriers	1,206,214	885,220
Corporate unrestricted cash and cash equivalents	5,178	2,508
Other unallocated amounts	2,856	3,755
Consolidated total assets	$2,117,423	$1,649,855

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Diamond S Shipping Inc. (“we,” “us,” “our” or the “Company”). This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Information Statement (the “Information Statement”) included as an exhibit to our Registration Statement on Form 10, which was declared effective on March 14, 2019 and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of September 20, 2019, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

The Merger

The Merger, as described above, closed on March 27, 2019. Our consolidated financial statements include operating results for 25 acquired vessels for 187 days during the nine months ended September 30, 2019, in addition to the 43 vessels historically owned by the Company for the full period.

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

Vessel Dispositions

In November 2018, the DHLP board of directors approved selling the Alpine Minute and Alpine Magic, both 2009-built MR vessels. The Company reached an agreement to sell the Alpine Minute for $17.8 million less a 1% broker commission payable to a third party, and the Company reached a separate agreement to sell the Alpine Magic for $17.0 million less a 1% broker commission payable to a third party. In December 2018, the Company completed the sale of the Alpine Minute and Alpine Magic.

In August 2019, the Company’s Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. The Company reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, each for $16.0 million less a 1% broker commission payable to a third party. In September 2019, the Company completed the sale of the Atlantic Aquarius and Atlantic Leo.

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

Some of the key factors that have affected the Company’s business, financial condition, results of operations and cash flows, and may in the future affect the Company’s business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the ability to respond to developments related to economic and other sanctions driven by the geopolitical environment, including enforcement activity and changes in industry practice;

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following tables represent the operating data for the three and nine and months ended September 30, 2019 and 2018 on a consolidated basis.

	For the Three Months Ended September 30,
	2019	2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$120,954	$83,646	$37,308	44.6%
Time charter revenue	20,572	4,476	16,096	359.6%
Voyage revenue	141,526	88,122	53,404	60.6%

Operating expenses:
Voyage expenses	59,968	48,539	11,429	23.5%
Vessel expenses	41,799	26,982	14,817	54.9%
Depreciation and amortization expense	28,763	22,273	6,490	29.1%
Loss on sale of vessels	18,344	—	18,344	—
General and administrative expenses	7,566	3,745	3,821	102.0%
Total operating expenses	156,440	101,539	54,901	54.1%
Operating loss	(14,914)	(13,417)	(1,497)	11.2%
Other (expense) income:
Total other expense — Net	(12,529)	(8,868)	(3,661)	41.3%
Net loss	(27,443)	(22,285)	(5,158)	23.1%
Less: Net loss attributable to noncontrolling interest	(1,548)	(263)	(1,285)	488.6%
Net loss attributable to Diamond S Shipping Inc.	$(25,895)	$(22,022)	$(3,873)	17.6%

Net loss per share – basic	$(0.65)	$(0.81)	$0.16	(19.8)%
Net loss per share –diluted	$(0.65)	$(0.81)	$0.16	(19.8)%

Weighted average common shares outstanding – basic	39,890,698	27,165,696	12,725,002	46.8%
Weighted average common shares outstanding – diluted	39,890,698	27,165,696	12,725,002	46.8%

	For the Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$348,747	$254,992	$93,755	36.8%
Time charter revenue	44,730	13,248	31,482	237.6%
Pool revenue	—	2,846	(2,846)	(100.0)%
Voyage revenue	393,477	271,086	122,391	45.1%

Operating expenses:
Voyage expenses	167,441	140,043	27,398	19.6%
Vessel expenses	108,976	83,124	25,852	31.1%
Depreciation and amortization expense	79,962	66,385	13,577	20.5%
Loss on sale of vessels	18,344	—	18,344	—
General and administrative expenses	21,174	12,021	9,153	76.1%
Total operating expenses	395,897	301,573	94,324	31.3%
Operating loss	(2,420)	(30,487)	28,067	(92.1)%
Other (expense) income:
Total other expense — Net	(34,420)	(25,854)	(8,566)	33.1%
Net loss	(36,840)	(56,341)	19,501	(34.6)%
Less: Net loss attributable to noncontrolling interest	(1,416)	(1,016)	(400)	39.4%
Net loss attributable to Diamond S Shipping Inc.	$(35,424)	$(55,325)	$19,901	(36.0)%

Net loss per share – basic	$(0.99)	$(2.04)	$1.05	(51.5)%
Net loss per share –diluted	$(0.99)	$(2.04)	$1.05	(51.5)%

Weighted average common shares outstanding – basic	35,835,477	27,165,696	8,669,781	31.9%
Weighted average common shares outstanding – diluted	35,835,477	27,165,696	8,669,781	31.9%

Results of Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Voyage revenue

Voyage revenue increased by $53.4 million to $141.5 million during the three months ended September 30, 2019 as compared to $88.1 million for the three months ended September 30, 2018. The $53.4 million increase was principally driven by a 42.4% increase in revenue days due to an additional 1,723 revenue days from the vessels acquired in the Merger, which is net of a reduction in days due to vessel sales, during the three months ended September 30, 2019.

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

Voyage expenses increased by $11.5 million to $60.0 million during the three months ended September 30, 2019 as compared to $48.5 million for the three months ended September 30, 2018. The $11.5 million increase in voyage expenses was driven by a 20.0% increase in spot revenue days due to the Merger.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses increased by $14.8 million to $41.8 million during the three months ended September 30, 2019 as compared to $27.0 million for the three months ended September 30, 2019. The $14.8 million increase in vessel expenses was driven by a 50.3% increase in vessel operating days, which consists of an increase of 2,300 vessel operating days due to the Merger, net of a decrease of 217 days as a result of the sale of vessel sales.

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

Depreciation and amortization expense increased by $6.5 million to $28.8 million during the three months ended September 30, 2019 as compared to $22.3 million during the three months ended September 30, 2018. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger, offset by the decrease in the depreciation and amortization expense related to the sale of the Alpine Minute and Alpine Magic in December 2018, and the Atlantic Aquarius and Atlantic Leo in September 2019.

Loss on Sale of Vessels

The $18.3 million loss on sale of vessels during the three months ended September 30, 2019 is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the three months ended September 30, 2019 and 2018, general and administrative expenses were $7.5 million and $3.7 million, respectively. The $3.8 million increase was primarily due to $1.3 million in stock-based compensation expense incurred during the three months ended September 30, 2019 due to the granting of restricted stock and restricted stock units during the first nine months of 2019, $0.4 million of costs incurred during the three months ended September 30, 2019 related to legal and audit fees in connection with SEC filings, and $0.5 million in management fees incurred during the three months ended September 30, 2019 on the 25 vessels acquired in the Merger.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $12.5 million for the three months ended September 30, 2019 compared to $8.9 million for the three months ended September 30, 2018. The increase of $3.6 million was primarily driven by an increase in the weighted average debt balance during the two periods, coupled with an increase in interest rates.

Net Loss Attributable to Noncontrolling Interest

The net loss attributable to noncontrolling interest was a net loss of $1.5 million for the three months ended September 30, 2019 compared to a net loss of $0.3 million for the three months ended September 30, 2018. The net loss attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net loss of $1.2 million was mainly attributable to a 71.6% reduction in voyage revenue days, as the two Suezmax vessels owned by NT Suez Holdco LLC had scrubbers installed during the three months ended September 30, 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Voyage revenue

Voyage revenue increased by $122.4 million to $393.5 million during the nine months ended September 30, 2019 as compared to $271.1 million for the nine months ended September 30, 2018. The $122.4 million increase was principally driven by a 30.5% increase in revenue days due to an additional 3,633 revenue days during the nine months ended September 30, 2019, primarily driven by the impact of the vessels acquired in the Merger. Further, freight rates in the crude oil transportation market improved driven by an increase in long haul voyages primarily from U.S. crude oil exports and steady demand growth in global crude oil consumption.

Voyage Expenses

Voyage expenses increased by $27.4 million to $167.4 million during the nine months ended September 30, 2019 as compared to $140.0 million for the nine months ended September 30, 2018. The $27.4 million increase in voyage expenses was driven by a 14.9% increase in spot revenue days due to the Merger, offset by an increase in short-term time charter activity in the Suezmax fleet during the nine months ended September 30, 2019, as the bunker and port costs were borne by the charterer.

Vessel Expenses

Vessel expenses increased by $25.8 million to $109.0 million during the nine months ended September 30, 2019 as compared to $83.2 million for the nine months ended September 30, 2018. The $25.8 million increase in vessel expenses was driven by a 33.3% increase in vessel operating days, which consists of an increase of 4,675 vessel operating days due to the Merger, offset by a decrease of 579 days as a result of the four vessel sales that occurred in December 2018 and September 2019.

Vessel Depreciation and Amortization Expense

Depreciation and amortization expense increased by $13.6 million to $80.0 million during the nine months ended September 30, 2019 as compared to $66.4 million during the nine months ended September 30, 2018. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger, which added 4,675 vessel operating days during the nine months ended September 30, 2019, offset by the decrease in the depreciation and amortization expense related to the four vessel sales that occurred in December 2018 and September 2019.

Loss on Sale of Vessels

The $18.3 million loss on sale of vessels during the three months ended September 30, 2019 is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $21.2 million and $12.0 million, respectively. The $9.2 million increase was primarily due to $3.2 million of costs incurred during the nine months ended September 30, 2019 related to legal and audit fees in connection with SEC filings, $2.2 million in stock-based compensation expense incurred during the nine months ended September 30, 2019 due to the granting of restricted stock and restricted stock units during the first nine months of 2019, $1.2 million of costs incurred for Directors and Officers insurance and board costs during the nine months ended September 30, 2019, and $1.0 million in management fees incurred during the nine months ended September 30, 2019 on the 25 vessels acquired in the Merger.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $34.4 million for the nine months ended September 30, 2019 compared to $25.9 million for the nine months ended September 30, 2018. The increase of $8.5 million was primarily driven by an increase in the weighted average debt balance during the two periods, coupled with an increase in interest rates.

Net Income (Loss) Attributable to Noncontrolling Interest

The net income (loss) attributable to noncontrolling interest was net loss of $1.4 million for the nine months ended September 30, 2019 compared to a net loss of $1.0 million for the nine months ended September 30, 2018. The net loss attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net loss of $0.4 million was mainly due to a 24.1% reduction in voyage revenue days, as the two Suezmax vessels owned by NT Suez Holdco LLC had scrubbers installed during the nine months ended September 30, 2019, offset by higher charter rates achieved as a result of better fuel efficiencies from long haul voyages in 2019, prior to entering the yard to have the scrubbers installed.

Liquidity and Capital Resources

As of September 30, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $81.1 million and $88.2 million, including restricted cash of $5.5 million and $5.1 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had $5.5 million and $19.3 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

The Company incurred indebtedness under a new term loan and revolving credit facility in connection with the Merger and indebtedness under previously existing credit facilities of the Company. Refer to Note 9 — Long-Term Debt of our condensed consolidated financial statements. In connection with the Merger, we amended our debt covenants whereby consolidated cash is subject to a $50 million minimum above the restricted cash balance. The Company may refinance certain of its credit facilities which may result in the extension of maturity dates and/or the increase of overall indebtedness. Any such refinancing will be subject to market conditions and based on other factors within management’s judgment.

At September 30, 2019, we were in compliance with all financial covenants under each of the Company’s credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past, and may in the future, have a significant impact on the operations of the Company. Regulatory measures can increase the costs related to operating and maintaining the Company’s vessels and may require us to retrofit our vessels with new equipment.

Among other capital expenditures, in connection with the IMO 2020 Regulations, the Company contracted for the purchase and installation of scrubbers on five of its Suezmax vessels. Two of these scrubbers have been installed and the remaining three are expected to be installed during the first half of 2020. The total aggregate capital expenditures for these five scrubbers is approximately $15.7 million. The Company may, in the future, determine to purchase additional scrubbers for installation on other vessels owned or operated by the Company. In addition, with respect to vessels that we have not contracted for the installation of scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which are not expected to be significant or which have not yet been determined.

The Company entered into contracts to install ballast water treatment systems for 12 vessels, the compliance date of which require such installation in 2019 and 2020 at a total estimated cost of $13.1 million, of which $8.1 million has been paid as of September 30, 2019. The Company plans drydocking of 10 vessels in 2019, with seven completed as of September 30, 2019. Total estimated cost of drydocking in 2019 is $16 million, of which $12.7 million was paid during the nine months ended September 30, 2019.

The Company sold two of its 2008-built medium-range product carriers, the Atlantic Aquarius and Atlantic Leo, as part of its fleet renewal initiatives in September 2019. The vessels were delivered in September 2019, generating gross cash proceeds of $31.8 million before repaying the related debt of $20.4 million on the two vessels.

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

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, investing and financing activities for the periods presented below (presented in millions):

	For the Nine Months Ended September 30,
	2019	2018
Net Cash Provided by Operating Activities	$41.9	$5.5
Net Cash Used in Investing Activities	(291.1)	(4.9)
Net Cash Provided by (Used in) Financing Activities	242.1	(24.4)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2019 and 2018 was $41.9 million and $5.5 million, respectively. The increase of $36.7 million was mainly attributable to, among other factors, higher charter rates increasing our revenues offset by the negative effect of the changes in the Company’s operating assets and liabilities of $22.4 million. The changes in operating assets and liabilities were driven mainly by increases in trade accounts receivable during the nine months ended September 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger, offset by cash provided by vessel sales. Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 was $291.1 million and $4.9 million, respectively. The increase in cash used in investing activities was primarily driven by the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, and $18.9 million paid in transaction costs during the nine months ended September 30, 2019, offset by cash proceeds of $31.8 million provided by the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2019 and 2018 was $242.1 million and ($24.4) million, respectively. The increase in cash provided by financing activities was primarily driven by the following occurring during the nine months ended September 30, 2019: borrowings under the $360 Facility, consisting of $300 million in the term loan drawn and $50 million in the revolver drawn, and borrowings under the $235 Facility, consisting of $11 million in the revolver drawn, which were offset by $26.3 million repaid on lines of credit that were cancelled in connection with the Merger, and $6.6 million in deferred financing costs paid in connection with the $360 Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of September 30, 2019 (in thousands of U.S. dollars).

	Payment due by period (i.e. calendar year)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations (1)	$894,761	$30,721	$599,665	$156,875	$107,500
Interest Obligations (1) (2)	88,740	10,556	60,741	16,317	1,126
Capital Commitments	16,717	4,588	12,129	—	—
Office Lease	7,473	271	1,826	2,229	3,147
Total:	$1,007,691	$46,136	$674,361	$175,421	$111,773

(1)	In connection with the Merger, the Company entered into the $360,000,000 Facility which included refinancing a $30 million Line of Credit. The $360,000,000 Facility consists of a term loan of $300 million and a revolving loan of $60 million. As a result, as of September 30, 2019, long-term debt obligations increased as shown in Note 9 — Long-Term Debt of our condensed consolidated financial statements. Interest obligations increased proportionately with the increase in debt.

(2)	Interest has been estimated based on the LIBOR Bloomberg forward rates and the prescribed margin for each of the Company’s facilities. Refer to Note 9 — Long-Term Debt of our condensed consolidated financial statements.

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

Revenue Recognition

During the nine months ended September 30, 2019 and 2018, revenues are generated from time charters, pool arrangements and voyage charters.

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

For the nine months ended September 30, 2018, under a voyage charter agreement, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off-hire. Estimated losses on voyages are provided for in full at the time such losses become evident.

For the nine months ended September 30, 2019, pursuant to the new revenue recognition guidance, which was early adopted as of January 1, 2019, and is disclosed in Note 14 — Voyage Revenue of our condensed consolidated financial statements, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by the Company when engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

Vessel Lives and Impairment

The carrying value of each of the Company’s vessels represents its original cost either at the time of delivery (contract price plus initial expenditures), or when purchased, less accumulated depreciation or impairment charges. The carrying values of vessels may not represent their fair market value at any point in time since the market prices of secondhand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. In recent years changing market conditions resulted in a decrease in charter rates and values of assets. We consider these market developments as indicators of potential impairment of the carrying amount of its assets.

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

In recent years, the market values of vessels have experienced particular volatility, with substantial declines in many of the charter-free market value of various vessel classes. As a result, the market value of our vessels may have declined below their carrying values, even though we did not impair their carrying values under our impairment accounting policy. This is due to management’s projection that future undiscounted cash flows expected to be earned by such vessels over their operating lives will exceed such vessels’ carrying amounts.

Recent Accounting Pronouncements

New Accounting Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company early adopted ASU 2014-09 on January 1, 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 14 — Voyage Revenue of our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets. If this threshold is met, the assets acquired would not represent a business, and no further assessment is required. If the initial screen is not met, ASU 2017-01 requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to produce output and removes the evaluation of whether a market participant could replace the missing elements. For nonpublic entities, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASUs, and shall be applied prospectively. The Company early adopted ASU 2017-01, and concluded that the Merger should be accounted for an asset acquisition. Refer to Note 3 — Merger Transaction of our condensed consolidated financial statements.

New Accounting Standards to be Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, and interim reporting periods within annual reporting periods beginning after December 15, 2020, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company has analyzed its contracts and is in the process of calculating the right-of-use assets and lease liabilities as of January 1, 2020 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases. The Company does not believe the adoption of ASC 842 will have a material effect on its consolidated results of operations or cash flows. The Company will provide the required disclosures under the standard in its Form 10-K filing for the annual period ending December 31, 2020.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the potential impact of this pronouncement on the condensed consolidated financial statements.

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

From time to time, the Company has considered entering into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of September 30, 2019, 16.8% of the debt was fixed due to the interest rate swap agreements, and 83.2% was variable. Based on the Company’s September 30, 2019 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $7.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described below and the other information discussed in “Risk Factors” in the Company’s Information Statement, which could materially affect our business, financial condition or future results. The risks described in our Information Statement are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could adversely affect our financial condition.

Although we believe we have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business, we may, from time to time, explore additional financing sources and means to improve our liquidity and lower our cost of capital, which could include equity, equity-linked and debt financing activities. In addition, from time to time, we review acquisition and investment opportunities to further implement our business strategy and may fund these investments with bank financing, the issuance of debt or equity or a combination thereof.

The availability of financing depends in significant measure on capital markets and liquidity factors over which we exert no control. In light of periodic uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable or even any terms to improve our liquidity, fund investments, acquisitions or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments, which in turn could negatively affect our business, results of operations and financial condition.

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

DIAMOND S SHIPPING INC.

Date:	November 14, 2019	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)