Form 10-K
period 2019-12-31
Diamond S Shipping Inc.
filed 2020-03-27
CIK 1761940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019;
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission file number 001-38771

DIAMOND S SHIPPING INC.
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-1480128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
33 Benedict Place, Greenwich CT	06830
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 413-2000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	DSSI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $243,267,951 based on the closing price on the New York Stock Exchange on such date.
As of March 20, 2020, there were 40,316,200 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2020 (the “2020 Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “will,” “plans,” “expects,” “may,” “should,” “intends,” “believes,” “seeks,” “estimates,” “anticipates,” or by variations of such words or by similar expressions. There can be no assurance that such forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements.
The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:
•
the cyclicality of the tanker industry;

•
changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates and charterers’ abilities to perform under existing time charters;

•
risks related to an oversupply of tanker vessels;

•
the length and severity of the recent novel coronavirus (“COVID-19”) outbreak, including its impact on the demand for seaborne transportation of petroleum products;

•
changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO;

•
decreases in the market values of tanker vessels;

•
changes in governmental rules and regulations or actions taken by regulatory authorities;

•
risks related to the management of our growth strategy, counterparty risks and customer relations with key customers;

•
our ability to meet obligations under time charter agreements;

•
dependence on third-party managers and a limited number of customers;

•
our liquidity, level of indebtedness, operating expenses, capital expenditures and financing;

•
our credit facilities;

•
risk of loss, including potential liability from future litigation and potential costs due to environmental damage, vessel collisions and business interruptions;

•
general domestic and international political conditions or events, including “trade wars”;

•
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

ii

•
our ability to maximize the use of our vessels, including the redeployment or disposition of vessels no longer under time charter;

•
our continued ability to successfully employ our vessels;

•
failure to maintain effective internal control over financial reporting;

•
our ability to implement our business strategy and manage planned growth; and

•
substantial sales of our common shares;

•
our ability to meet financial projections;

•
conflicts of interest between our significant shareholders and our other shareholders;

•
risks related to our common shares, including low liquidity and high volatility;

•
our ability to retain and hire key personnel;

•
risks related to being an independent public company and an emerging growth company, including with respect to accounting practices and policies;

•
failure to comply with the U.S. Foreign Corrupt Practices Act of 1977;

•
risks related to our corporate governance, including the difficulty of changing the composition of our board of directors;

•
the lack of shareholder rights due to being incorporated in the Republic of the Marshall Islands;

•
the risk that it may be difficult to serve process or enforce a U.S. judgment against us;

•
other factors discussed under “Item 1A. Risk Factors”; and

•
other risks and uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and in our other SEC filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update or revise these statements, except as required by applicable law. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.
Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions or updates to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
Website Disclosure
We use our website (www.diamondsshipping.com) as a routine channel of distribution of company information, including press releases, analyst presentations, and supplemental financial information, as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, filings with the SEC, and public conference calls and webcasts. Additionally, we provide notifications of announcements as part of our website. Investors and others can receive notifications of new press releases posted on our website by signing up for email alerts.
None of the information provided on our website, in our press releases or public conference calls and webcasts or through social media is incorporated into, or deemed to be a part of, this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

iii

PART I
ITEM 1.
BUSINESS.

When we use the terms “we,” “us,” the “Company,” “Diamond S” or “our” in this report, unless the context otherwise requires, we are referring to Diamond S Shipping Inc. and its subsidiaries. Unless otherwise indicated, all references to “U.S. dollars,” “USD,” “dollars,” “US$” and “$” in this annual report are to the lawful currency of the United States of America. We use the term deadweight ton (“dwt”) in describing the size of our vessels. Dwt, expressed in metric tons, each of which is equivalent to 1,000 kilograms, refers to the maximum weight of cargo and supplies that a vessel can carry.
Company Overview
We provide seaborne transportation of crude oil, refined petroleum and other products in the international shipping markets. As of March 20, 2020, our operating fleet consisted of 66 vessels with an aggregate carrying capacity of approximately five million dwt. Our vessel operations are composed of two segments: crude tankers, which consists of 15 Suezmax vessels and one Aframax vessel, and product tankers, which consists of 50 medium range (“MR”) vessels.
We are one of the largest publicly listed owners and operators of crude and product tankers in the world. The average age of our overall fleet is approximately 9.5 years weighted by dwt and ownership for the calendar year 2020. Our MR fleet has an average age of approximately 11.5 years, which is approximately equal to the global MR fleet average age. Our Suezmax fleet has an average age of approximately 7.6 years, which compares favorably to the industry average Suezmax age of approximately 10.1 years.
Our full fleet of 66 vessels is active in the market and earning revenue. Our customers primarily include large, well-established charterers, which include fully integrated oil companies (oil majors), smaller oil companies (refiners), oil traders, large oil distributors, governments and national oil companies, and storage facility operators.
We pursue a chartering strategy that seeks an optimal mix of employment of our vessels. We currently operate our vessels in both spot and time charter markets, with approximately 20% of our fleet on time charters with average remaining charter term of 0.9 years as of March 20, 2020. We believe that, in current market conditions, employing our fleet on a mix of spot and short-term time charters (which we define as time charters with an initial term of one year or less) positions us favorably to generate attractive returns and to benefit from rising charter rates.
Business Strategy
The international tanker industry is highly competitive and deeply cyclical. The goal of our strategy is to navigate this volatile environment and manage our fleet in a manner that produces strong cash flows and allows us to build upon our position as a leading provider of international seaborne transportation of crude oil and petroleum products. The key pillars of our strategy are:
Optimize Fleet Mix
As a leading owner and operator of tanker vessels with significant scale in the two largest liquid bulk markets, crude oil and petroleum products, we seek to maintain a continued presence in both markets, which we believe has a number of benefits. Our presence in the product tanker sector provides us with a lower-beta cash flow stream which leverages our low-cost structure, enabling us to maintain optionality as the global seaborne trade mix evolves over time, our participation in the crude tanker sector, where charter rates have historically experienced volatility, provides us with the opportunity to realize potential uncapped rate upside, and the dual market tanker platform allows us to opportunistically take advantage of attractive tanker supply dynamics as they arise in either market.
Spot Focused Vessel Employment
We believe spot and short-term time charter operations generate superior returns over time relative to a long duration time charter strategy. We intend to position the majority of our vessels to continue to compete in the spot market. However, we intend to actively manage the fleet given the prevailing market environment. When freight rates are nearing historical peaks, we will likely take on additional time charter cover.
Maintain Conservative Financial Structure and Disciplined Capital Allocation
Given the unpredictability and cyclicality of tanker rates, maintaining conservative financial leverage positions us favorably to successfully navigate unanticipated downturns and remain flexible to pursue accretive opportunities at all points in the cycle. Our moderate and low-cost indebtedness leads to reasonable debt service payments and enables us to maintain industry leading cash break even rates on our vessels.
Opportunistic Asset Management
We actively manage the size of our fleet and continually evaluate suitable vessel acquisitions and divestitures based on prevailing and expected freight rates and the private market valuations of tanker vessels. In pursuit of this strategy, we may acquire or sell vessels at attractive points in the cycle.
History and Development of the Company
Diamond S Shipping Inc. was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from Capital Product Partners L.P. (“CPLP”), CPLP’s crude and product tanker business including 25 vessels (the “Athena Vessels”) and combining that business with the business and operations of DSS Holdings L.P. (“DSS LP”) pursuant to the Transaction Agreement, dated as of November 27, 2018 (as amended, the “Transaction Agreement”), by and among CPLP, DSS LP, DSSI and the other parties named therein. DSS LP was a Cayman Islands limited partnership formed on October 1, 2007. Such contribution and combination, together with the other transactions contemplated by the Transaction Agreement, are referred to herein as the “Transactions.” The Transactions closed on March 27, 2019 and the Diamond S common shares commenced trading on the New York Stock Exchange (the “NYSE”) on March 28, 2019 under the symbol “DSSI.”
Below is a simplified step-by-step description of the sequence of material events relating to the Transactions:
Step 1: Formation.   On November 14, 2018, CPLP formed Diamond S as a wholly owned subsidiary. We issued 500 common shares to CPLP at formation. We formed four wholly owned subsidiaries organized under the laws of the Republic of the Marshall Islands, referred to as “Products Merger Entity,” “Crude Merger Entity,” “Management Merger Entity” and “Surviving Merger Entity.”
Step 2: Separation.   CPLP separated its product and crude tanker businesses into separate lines of subsidiaries and contributed them to us. We issued 12,724,500 additional common shares in connection with the contribution by CPLP. In the separation, CPLP contributed to us (1) the Athena Vessels, (2) an amount in cash equal to $10 million and (3) associated inventories.
Step 3: Distribution.   On March 27, 2019, CPLP distributed on a pro rata basis all 12,725,000 then-outstanding common shares of Diamond S to its unitholders of record as of March 19, 2019.
Step 4: Combination.   Immediately following the distribution, (1) DSS Crude Transport Inc., a wholly owned subsidiary of DSS LP, merged with Crude Merger Entity, with DSS Crude Transport Inc. surviving the merger, (2) DSS Products Transport Inc., a wholly owned subsidiary of DSS LP, merged with Products Merger Entity, with DSS Products Transport Inc. surviving the merger, and (3) Diamond S Technical Management LLC, a wholly owned subsidiary of DSS LP, merged with Management Merger Entity, with Diamond S Technical Management LLC surviving the merger. Pursuant to the Transaction Agreement, DSS LP received 27,165,696 common shares of Diamond S in the combination and in turn distributed those common shares to its limited partners. Following these mergers and pursuant to the same plan each of DSS Crude Transport Inc., DSS Products Transport Inc. and Diamond S Technical Management LLC merged with the Surviving Merger Entity, with the Surviving Merger Entity surviving. Surviving Merger Entity subsequently merged with Diamond S, with Diamond S surviving.

Recent Developments and Other Developments
2019 Refinancing
On December 27, 2019, we refinanced certain of our existing indebtedness with the proceeds of a new Credit Agreement, dated December 23, 2019 (the “$525 Million Facility”), by and among Nordea Bank Abp, New York Branch, as administrative agent and collateral agent, and five additional lenders and the Company, consisting of a $375 million term loan and a revolving loan of  $150 million. The $525 Million Facility matures on December 27, 2024 and borrowings under the $525 Million Facility bear interest at the Eurodollar Rate for a three-month interest period, plus a margin of 2.5%. The repayment profile reflects a 17-year, age-adjusted amortization and the first amortization period begins on March 31, 2020 and is secured by, among other things, mortgages over 10 Suezmax vessels and 26 MR vessels in our fleet.
The $525 Million Facility includes covenants relating to, among other things, our ability to incur further indebtedness, our ability to pay dividends, maintaining a minimum cash balance, collateral maintenance, maintaining a net debt to capitalization ratio and other customary restrictions and provides for customary events of default.
In connection with the refinancing, effective as of December 27, 2019, we terminated and repaid amounts outstanding under (i) our $460 million senior secured term loan facility due June 2021 (the “$460 Million Facility”), (ii) our $235 million senior secured financing facility due August 2021, consisting of a term loan of  $220 million and a revolving loan of   $15 million (the “$235 Million Facility”), and (iii) our $75 million senior secured term loan facility due March 2023 (the “$75 Million Facility”). We incurred no termination penalties in connection with the early termination of these facilities but recognized a non-cash charge of approximately $4.0 million representing the write-off of deferred financing costs.
Share Repurchase Program
On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. We may repurchase these shares in the open market or in privately negotiated transactions, at times and prices that we consider to be appropriate. As of the date hereof, we repurchased 137,289 shares for a total of $1.4 million under the share repurchase program.
Our Operating Fleet
The table below summarizes key information as of March 20, 2020 about the vessels in our fleet, including their employment either on time charters or in the spot market.
Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
PRODUCT TANKERS(1)
Active	2015	Samsung (Ningbo)	50,136	Spot
Adriatic Wave	2009	STX	51,549	Spot
Aegean Wave	2009	STX	51,510	Spot
Agisilaos	2006	Hyundai Mipo	36,760	Spot
Aiolos	2007	Hyundai Mipo	36,725	Time	March 2021
Akeraios	2007	Hyundai Mipo	47,781	Spot
Aktoras	2006	Hyundai Mipo	36,759	Time	February 2020
Alexandros II	2008	STX	51,258	Time	July 2020
Alkiviadis	2006	Hyundai Mipo	36,721	Time	April 2020
Alpine Madeleine	2008	Hyundai Mipo	49,999	Spot
Alpine Mathilde	2008	Hyundai Mipo	49,999	Spot
Alpine Maya	2010	STX	51,501	Spot

Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
Alpine Melina	2010	STX	51,483	Spot
Alpine Mia	2008	Hyundai Mipo	49,999	Spot
Alpine Moment	2009	Hyundai Mipo	49,999	Spot
Alpine Mystery	2009	Hyundai Mipo	49,999	Spot
Amadeus	2015	Samsung (Ningbo)	50,108	Spot
Amor	2015	Samsung (Ningbo)	49,999	Spot
Anemos I	2007	Hyundai Mipo	47,782	Spot
Anikitos	2016	Samsung (Ningbo)	50,082	Time	July 2020
Apostolos	2007	Hyundai Mipo	47,782	Spot
Arionas	2006	Hyundai Mipo	36,725	Spot
Aris II	2008	STX	51,218	Time	October 2020
Aristotelis II	2008	STX	51,226	Time	August 2020
Assos	2006	Hyundai Mipo	47,872	Time	September 2020
Atlantas II	2006	Hyundai Mipo	36,760	Spot
Atlantic Breeze	2007	Hyundai Mipo	49,999	Spot
Atlantic Frontier	2007	Hyundai Mipo	49,999	Spot
Atlantic Gemini	2008	Hyundai Mipo	49,999	Spot
Atlantic Grace	2008	Hyundai Mipo	49,999	Spot
Atlantic Lily	2008	Hyundai Mipo	49,999	Spot
Atlantic Mirage	2009	STX	51,476	Spot
Atlantic Muse	2009	STX	51,498	Spot
Atlantic Olive	2008	Hyundai Mipo	49,999	Spot
Atlantic Pisces	2009	Hyundai Mipo	49,999	Spot
Atlantic Polaris	2009	Hyundai Mipo	49,999	Spot
Atlantic Rose	2008	Hyundai Mipo	49,999	Spot
Atlantic Star	2008	Hyundai Mipo	49,999	Spot
Atlantic Titan	2008	Hyundai Mipo	49,999	Spot
Atrotos	2007	Hyundai Mipo	47,786	Spot
Avax	2007	Hyundai Mipo	47,834	Time	August 2020
Axios	2007	Hyundai Mipo	47,872	Time	July 2020
Ayrton II	2009	STX	51,260	Time	August 2020
Citron	2007	Hyundai Mipo	49,999	Spot
Citrus	2008	Hyundai Mipo	49,995	Spot
High Jupiter	2008	STX	51,603	Spot
High Mars	2008	STX	51,542	Spot
High Mercury	2008	STX	51,501	Spot
High Saturn	2008	STX	51,527	Spot
Pacific Jewel	2009	Iwagi Zosen	48,012	Spot

Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
CRUDE TANKERS
Aias	2008	Universal Shipbuilding	150,393	Spot
Amoureux	2008	Universal Shipbuilding	149,993	Spot
Aristaios	2017	Daehan	113,689	Time	December 2021
Brazos	2012	Samsung	158,537	Spot
Colorado	2012	Samsung	158,615	Spot
Frio	2012	Hyundai Heavy	159,000	Spot
Miltadis M II	2006	Daewoo Shipbuilding	162,397	Spot
Pecos	2012	Samsung	158,465	Spot
Red	2012	Hyundai Heavy	159,068	Spot
Rio Grande	2012	Hyundai Heavy	159,056	Spot
Sabine	2012	Samsung	158,493	Spot
San Jacinto	2016	Hyundai Heavy	158,658	Spot
San Saba	2012	Hyundai Heavy	159,018	Spot
Trinity	2016	Hyundai Heavy	158,734	Spot
JOINT VENTURE VESSELS(2)
Loire	2016	New Times	157,463	Time	September 2022
Namsen	2016	New Times	157,543	Time	September 2022
Total: 66 Vessels			4,902,748

(1)
We sold the M/T Atlantic Aquarius and M/T Atlantic Leo in September 2019.

(2)
We own 51% of the entity (NT Suez Holdco LLC) that owns these two crude tankers.

Average Contracted Daily Time Charter Rates
The following table summarizes the percentage of contracted revenue days to total revenue days for our fleet in each of the two calendar years ended December 31, 2019 and 2018, respectively, with the related average daily contracted charter rate in each of the respective periods:
Fiscal Year Ended	% of Available Days Contracted	Average Contracted Base Rate Per Day
December 31, 2019	23.7%	$16,132
December 31, 2018	31.6%	$15,376
Chartering Strategy
We pursue a chartering strategy that seeks an optimal mix of employment of our vessels, primarily depending on fluctuations in freight rates. We currently operate our vessels in both spot and time charter markets. Our chartering objective is to remain opportunistic to benefit from the underlying volatility of the tanker freight markets while maintaining a presence in the shorter-term time charter market. We generally view short duration time charters (which we define as time charters with an initial term of one year or less) as an extension of our spot market presence.
Spot Market
Spot market charters, including voyage charters, are generally contracts to carry a specific cargo from a load port to a discharge port for an agreed freight per ton of cargo or a specified total amount. Under spot market voyage charters, the Company pays voyage expenses such as port, canal and bunker costs. Spot charter rates are volatile and fluctuate on a seasonal and year-to-year basis. Fluctuations derive from imbalances in the availability of cargoes for shipment and the number of vessels available at any given time to transport these cargoes. Vessels operating in the spot market generate revenue that is less predictable, but may enable us to capture increased profit margins during periods of improvements in tanker rates. We also consider short-term time charters as an extension of our spot market activities.
Time Charters
A time charter is an agreement covering the chartering out of a vessel to an end-user for a defined period of time. Under time charters, the owner is responsible for crewing the vessel, but the charterer is responsible for port costs and bunkers (fuel). Time charters, including bareboat charters, give the Company a fixed and stable cash flow for a known period of time. Time charters also mitigate in part the seasonality of the spot market business, which is generally weaker in the summer and autumn seasons.
Our Vessel Managers
Diamond Anglo Ship Management Pte. Ltd. (“DASM”), our joint venture over which we have management control, and three third-party ship managers, Anglo-Eastern Shipmanagement (Singapore) Pte. Ltd. (“AESM”), Executive Ship Management (Singapore) (“ESM”) and Fleet Management Limited (Hong Kong) (“FML”), provide the Company with technical services with respect to the vessels historically owned by DSS LP. As of December 31, 2019, DASM provided these services to 33 of our vessels, and AESM, ESM and FML each provided services to eight of our vessels. Technical management services primarily include vessel operation, maintenance and crewing services for the vessels in our fleet. and the related office, accounting, legal and insurance services. DASM operates under a safety management system in compliance with the IMO’s International Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”) and certified by Det Norske Veritas (DNV) Re. DASM’s management systems also comply with the Quality Standard ISO 9001, the Environmental Management Standard ISO 14001, and the Occupational Health & Safety Management System 18001.
Capital Ship Management Corp. (“CSM”), a related party of ours, provides various services to 25 of our vessels that were originally contributed by CPLP. Pursuant to the management and services agreement (the “Management and Services Agreement”, and together with the related technical and commercial management services agreements that we entered into with CSM, the “Management Agreements”) we receive technical management services, commercial management services of the vessels, vessel maintenance and crewing, purchasing, insurance and drydock supervision. CSM operates under a safety management system in compliance with the IMO’s ISM Code and certified by Lloyd’s Register. CSM’s management systems also comply with the Quality Standard ISO 9001, the Environmental Management Standard ISO 14001, the Occupational Health & Safety Management System 18001 and the Energy Management Standard 50001, all of which are certified by Lloyd’s. CSM has furthermore implemented an “Integrated Management System Approach” verified by Lloyd’s. CSM also adopted “Business Continuity Management” principles in cooperation with Lloyd’s.
Under the Management and Services Agreement, we compensate CSM with (1) a daily technical management fee of  $850 per vessel for technical management services, subject to an annual increase based on the total percentage increase in the consumer price index in the immediately preceding 12 months, (2) a reimbursement for all reasonable and documented direct and indirect costs, liabilities, legal expenses and other expenses incurred by CSM in providing any technical management services not covered in (1) above, (3) a commercial management fee of 1.25% of all gross charter revenues generated by each vessel, and (4) an annual commercial management consultancy fee of  $2.0 million.
The Management Agreements have a term of five years from the closing of the Transactions unless terminated upon 120 days’ notice by either the Company or CSM for cause, or a change of control occurs at either the Company or CSM, among other things. Upon an early termination of the Management Agreement other than in certain circumstances such as cause, the fee will be adjusted as at the effective date of the termination and become immediately payable.
Pursuant to the Management and Services Agreement, CSM has a right of first refusal, exercisable up to four times, to provide technical management services for up to a total of 29 vessels. If we sell or otherwise dispose of vessels such that CSM provides technical management services to fewer than 25 vessels, we are required to work in good faith to replace such vessels within six months; however, in any case, we have agreed to promptly take all necessary actions to ensure that CSM manage no fewer than 20 vessels. In the event of a vessel sale for which no replacement occurs within six months, CSM is entitled to a termination fee equal to $400 per day times the number of days remaining in the term. If we sell or otherwise dispose of vessels such that CSM provides commercial management services to fewer than 25 vessels, we are required to replace such vessels within three months.
The Company’s Indebtedness
See the section entitled “Description of Material Indebtedness” for a description of our long-term debt, consisting of credit facilities (revolving loans, term loans, and lines of credit).
Employees
We employ a staff of approximately 45 employees who provide services for the Company. Five of these employees are employed as the Company’s executive officers.
Our Customers
Our customers primarily include fully integrated oil companies (oil majors), refiners, oil traders, large oil distributors, governments and national oil companies and storage facility operators. Our tanker fleet is employed primarily in the spot and short duration time charter market.
We believe that developing strong relationships with the end users of the Company’s services allows us to better satisfy their needs with appropriate and capable vessels. A prospective customer’s financial condition, creditworthiness and reliability track record are important factors in negotiating our vessels’ employment.
We have derived, and may continue to derive, a significant portion of our revenues from a limited number of customers. However, for the year ended December 31, 2019, there were no charterers that accounted for greater than 10% of our revenue. Our top five customers accounted for approximately 32.8% of our total revenue for the year ended December 31, 2019.
Major Oil Company Vetting Process
Shipping in general, and crude oil and refined product tankers, in particular, have been, and will remain, heavily regulated. Many international and national rules, regulations and other requirements, whether imposed by the classification societies, international statutes (for example, the IMO International Convention for the Safety of Life at Sea of 1974 (“SOLAS”), MARPOL, etc.), national and local administrations or industry, must be complied with in order to enable a shipping company to operate and a vessel to trade.
Traditionally there have been relatively few large players in the oil trading business and the industry is continuously consolidating. The so-called “oil majors companies,” such as BP, Chevron Corporation, ExxonMobil Corporation, Royal Dutch Shell plc, Statoil ASA, and Total S.A., together with a few smaller companies, represent a significant percentage of the production, trading and, especially, shipping logistics (terminals) of crude and refined products worldwide. Concerns for the environment, health and safety have led the oil majors to develop and implement a strict due diligence process when selecting their commercial partners. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel operator and the vessel.
While a plethora of parameters are considered and evaluated prior to a commercial decision, the oil majors, through their association, the Oil Companies International Marine Forum (“OCIMF”), have developed and are implementing two basic tools: (1) a Ship Inspection Report Programme (“SIRE”) and (2) the Tanker Management & Self-Assessment (“TMSA”) Program. The former is a physical ship inspection based upon a thorough vessel inspection questionnaire and performed by accredited OCIMF inspectors, resulting in a report being logged on SIRE, while the latter is a recent addition to the risk assessment tools used by the oil majors.

Based upon commercial needs, there are three levels of risk assessment used by the oil majors: (1) terminal use, which will clear a vessel to call at one of the oil major’s terminals; (2) voyage charter, which will clear the vessel for a single voyage; and (3) term charter, which will clear the vessel for use for an extended period of time. The depth, complexity and difficulty of each of these levels of assessment vary. Results of a recent SIRE inspection, the manager’s TMSA rating, the vessel’s current certification and recent operation history will be reviewed by a customer before using a vessel for a voyage charter. Additional scrutiny of the vessel, the manager and the owner will be undertaken in the case of a customer fixing a vessel for a time charter. A good safety and environmental record is essential to ensure that our vessels are acceptable to our customers.
The International Tanker Industry
All of the information and data provided in this section has been provided by Fearnleys AS (“Fearnleys”). The statistical and geographical information contained herein is drawn from Fearnleys’ database and other sources.
Oil remains the world’s primary energy source, and ocean freight by tanker vessels is often the most economically viable means of transportation between regions. The tanker market is broadly divided into two sub-segments: crude oil tankers and oil-products tankers. Crude tankers carry crude oil from the production and exporting area to refineries and/or storage at importing areas. Product tankers carry refined oil products from the refineries to areas closer to the end user.

Oil Well
Pipeline/Transportation
Port
Crude Tanker
Refinery
Product Tanker
Port
Local Distribution Network
End Use

Source: Fearnleys
Market Dynamics
The cost of freight, or freight rate, is determined by supply and demand where supply is made up from the fleet size measured in deadweight tonne (dwt) carrying capacity, and demand is measured in tonne miles, made up from the amount of cargo carried multiplied with the sailing distance. Dayrates are usually expressed as a Time Charter Equivalent (TCE). There are multiple types of employment which a shipowner can find, as explained below.
•
Spot market:   where the vessel earns a spot rate for an individual cargo and voyage. The rate is denoted in Worldscale points (WS) as a flat rate from which the TCE rate can be calculated by subtracting bunkers and port charges. The owner pays for all voyage and operating expenses and capital cost.

•
Contract of affreightment (COA):   an agreement to transport a fixed quantity of cargo on a particular route over a determined period. This translates into a series of voyages, for which the owner might usually use different vessels. The owner pays for all voyage and operating expenses and capital cost.

•
Time charter:   a contract for hire of a vessel for a determined period for a dollar per day rate. The owner pays for operating and capital costs, while the charterer pays for voyage costs. This structure could also include a profit split element above a certain rate level.

•
Bareboat charter:   a contract for hire of a vessel for a determined period for a dollar per day rate. The charterer pays for all operating and voyage costs while the owner pays for capital costs.

Spot rates tend to be more volatile than the other employment types which to a certain extent reflect expectations for the rate outlook for a period of time ahead, but all types of rates usually correlate. Due to demand and supply cycles not always coinciding the tanker market tends to be highly cyclical. Just over the last five years the average annual Suezmax rates have ranged from $13k/day to $45k/day and similarly MR rates have ranged from $10k/day to almost $22k/day. Over the same period values for 5 year old Suezmaxes have ranged from $40 million to $60 million and MRs from $22.5 million to $29 million.
Suezmax spot rates vs. 1-year TC rates

140,000
120,000
100,000
80,000
60,000
40,000
20,000
0
USD/day
Suezmax spot
Suezmax 1-year TC
Mar-95
May-97
Jul-99
Sep-01
Nov-03
Jan-06
Mar-08
May-10
Jul-12
Sep-14
Nov-16
Jan-19

Source: Fearnleys
MR spot rates vs. 1-year TC rates

40,000
35,000
30,000
25,000
20,000
15,000
10,000
5,000
0
USD/day
MR spot
MR 1-year TC
Mar-95
May-97
Jul-99
Sep-01
Nov-03
Jan-06
Mar-08
May-10
Jul-12
Sep-14
Nov-16
Jan-19

Source: Fearnleys
Suezmax newbuilding price vs. 5-year old value

Source: Fearnleys
MR newbuilding price vs. 5-year old Value

60
50
40
30
20
10
0
USDm
NB
5-year
Dec-77
Dec-81
Dec-85
Dec-89
Dec-93
Dec-97
Dec-01
Dec-05
Dec-09
Dec-13
Dec-17

Source: Fearnleys
Tanker Supply
The tanker fleet has grown steadily over time to match growing global oil trade. Supply growth is a function of the number of newbuilds delivered less the number of vessels retired. A tanker is normally built to operate for 25 years. Average retirement age is often found to be somewhat higher for the smaller vessels and lower for the larger vessel sizes. Every fifth year vessels need to go through a special survey to ensure that they meet industry safety and technical standards and every 2.5 years after the age of 15 an additional intermediate survey is required. At each of these surveys some costs related to upgrades etc. can be expected, increasingly so as the vessel gets older. In softer earnings years owners will thus think twice before incurring additional costs to take a vessel through a fourth or fifth special survey rather than cashing in the vessel’s scrap value. As a result of this the scrap age tends to vary with market conditions.
Historical tanker fleet development

600.0
500.0
400.0
300.0
200.0
100.0
0.0
DWTm
Fleet size
Y/y % growth
12.0 %
9.0 %
6.0 %
3.0 %
0.0 %
-3.0 %
-6.0 %
1980
1984
1988
1992
1996
2000
2004
2008
2012
2016
2020

Source: Fearnleys
The crude tanker fleet is divided into four types of vessels based on carrying capacity including VLCC (Very Large Crude Carrier), Suezmax, Aframax, and Panamax, and the product tanker market is divided into LR2 (Long Range 2), LR1, MR (Medium Range) and Handysize. The larger vessels are employed on the major trade lanes and longer distances whereas the smaller are more versatile and find a more diverse trading pattern. Product tanker vessels are generally more complex than crude tankers with added features such as coated tanks and heating coils to better preserve and avoid contamination of the products carried.
Crude tankers make up 73% of the total tanker fleet’s carrying capacity, and hence have the biggest impact on the market balance. As displayed below there is high correlation between the various vessel types. Whenever VLCC rates stretch too far ahead of Suezmax rates, on a relative basis, some charterers will split one VLCC cargo (2mbbls) into two Suezmaxes (1mbbls), and similarly Suezmaxes and Aframaxes compete for cargoes on certain trades. There is also high correlation from the crude tanker market into product tankers, with a time lag. LR2s are essentially Aframax tankers with coated tanks, which gives them added flexibility to switch into the dirty trade whenever rates are sufficiently higher here to cover costs related to the eventual switching back with a profit element on top. From LR2s on, the correlation trickles down also into LR1s and MRs which also do this switching into the dirty trade, and compete for some of the same cargoes on certain trades. Some crude tanker newbuilds also happen to lift a clean product cargo on the first voyage from Asia to the West and thus ‘eat into’ product tanker demand.
The tanker orderbook is currently at 8.5% of the total existing fleet, a historically low level following a few soft earnings years for tankers. There is uncertainty regarding how future emissions regulations coming in 2030 and 2050 will regulate CO2 and other types of emissions, and which fuel types will better meet these regulations. Few owners have therefore been willing to order new vessels running on traditional fuels and only some have ordered vessels with other solutions such as LNG and methanol.
At the same time a large portion of the fleet is aging. Some ~47m DWT will meet the fourth special survey at 20 years of age over the next 3 years — almost matching the total tonnage on order. It is not a certainty that all of these phase out candidates will be retired, especially not in a strong market experienced over the last few months, but on the other hand a higher fuel bill following the implementation of IMO 2020 will be harder felt for older, less fuel-efficient vessels.

Source: Fearnleys

VLCC
Suezmax
Afra/LR2
LR1
MR/Handy
Million dwt in for 4th Special Survey
0
4
8
12
16
20
24
28
32
2019
2020
2021
2022
2023

Source: Fearnleys
The Suezmax orderbook is thinning with 21 vessels scheduled for delivery in both 2020 and 2021, considerably lower than the recent peak at 51 vessels delivered in 2017, which was record high. There is also a high number of phase-out candidates with 41 and 14 vessels turning 20 years (average scrap age has been just above 20 in recent years) this and next year, respectively.

Suezmax historical deliveries and orderbook

60
50
40
30
20
10
0
-10
-20
-30
# of Suezmax vessels
18
14
24
21
25
23
25
23
14
45
37
43
45
17
8
9
26
51
31
26
16
17
5
4
4
-18
-24
-15
-13
-7
-4
-6
-10
-8
-19
-4
-8
-9
-23
-4
-40
-24
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Delivered
Reported under construction
Construction start not reported
Scrapped
Sold for demo
Scrap candidates, age 20+

Source: Fearnleys
For the MR/Handy fleet the delivery schedule this year is 94 vessels, compared to 83 delivered last year, but a lower 56 vessels next year. Against this, 23 and 37 MR/Handy vessels turn 25 years in 2020 and 2021, respectively, which is closer to the average scrap age in recent years.
MR/Handy historical deliveries and orderbook

120
100
80
60
40
20
0
USDm
NB
5-year
Dec-77
Dec-81
Dec-85
Dec-89
Dec-93
Dec-97
Dec-01
Dec-05
Dec-09
Dec-13
Dec-17

Source: Fearnleys
Below is an overview of the 10 largest Suezmax owners which control an aggregate of 39.7% of the total world fleet. Beyond this ownership is fragmented with some additional 100+ different owners and therefore there is no real market power for any one party.

	Owner	# of vessels	% of fleet
1	TEEKAY	32	5.7%
2	DYNACOM	30	5.4%
3	EURONAV	27	4.8%
4	FRONTLINE	26	4.7%
5	NORDIC AMERICAN TANKERS	23	4.1%
6	DELTA TANKERS	20	3.6%
7	MARAN	18	3.2%
8	TSAKOS	16	2.9%
9	DIAMOND S	15	2.7%
10	SOVCOMFLOT	15	2.7%

Source: Fearnleys
The MR/Handy fleet is even more fragmented with several hundred different owners, and the top ten listed below have even less combined market power than the Suezmaxes.
	Owner	# of vessels
1	SCORPIO TANKERS	58
2	TORM	56
3	DIAMOND S	50
6	HAFNIA	49
4	COSCO	43
5	NANJING TANKER CORP	40
7	SOVCOMFLOT	35
8	SINOKOR	27
9	MAERSK	25
10	AVIN	20

Source: Fearnleys
Tanker Demand
Demand for tankers has grown in tandem with energy and oil demand globally over the years. Oil remains the world’s primary energy source. Despite losing relative market share over time (barring a recent uptick) oil consumption growth has been solid as the world’s energy demand has grown at a faster pace, driven in large part by the economic expansion and improved living standards in the Far East. For tanker demand there is a difference between oil demand and supply, where production growth is the main driver as added volumes are largely either exported or stored, sometimes on tankers depending on onshore capacity. Oil demand growth can be met from a mix of production and drawdown of inventories.

Energy supply by primary source | Oil market share vs. consumption

50 %
45 %
40 %
35 %
30 %
25 %
20 %
15 %
10 %
5 %
0 %
% market share
33,6 %
27,2 %
23,9 %
6,8 %
4,4 %
4,0 %
1970 1972 1974 1976 1978 1980 1982 1984 1986 1988 1990 1992 1994 1996 1998 2000 2002 2004 2006 2008 2010 2012 2014 2016 2018
Oil
Gas
Coal
Nuclear
Hydro
Renewables
110
100
90
80
70
60
50
40
Mbpd oil consumed
50%
48%
46%
44%
42%
40%
38%
36%
34%
32%
30%
Oil's % market share of energy supply
1970 1973 1976 1979 1982 1985 1988 1991 1994 1997 2000 2003 2006 2009 2012 2015 2018
Oil consumption, mbpd
% Share of total energy supply

Source: BP, IEA
Seaborne oil trade has gone through a transition over the last decade, impacted by a shift in oil production growth toward the Atlantic basin, driven to a large extent by US shale oil. A growing Atlantic surplus of crude and fuel oil has been shipped to Asia where the incremental demand is located, boosting ton-mile demand. In addition to the trend for general oil consumption growth shifting toward the East, most new refinery capacity has been built there in recent years. The demand and pricing picture is ever more complex, creating interesting arbitrage opportunities and new trading patterns, including for product tankers.
Global oil supply vs. demand growth

West of Suez will net provide 100% of the new oil production through 2024.
East of Suez will provide 75% of the new oil consumption and at least 78% of the refinery capacity through 2024.
Europe: 0.7 mbpd surplus
FSU: 0.6 mbpd deficit
China: 2.1 mbpd deficit
Middle East*: 0.3 mbpd deficit
Americas: 4.8 mbpd surplus
Africa*: 0.4 mbpd deficit
20 days carriage
Other Asia: 2.8 mbpd deficit
31-49 days carriage
* Middle East and Africa OPEC members assumed producing at implied 2024 Call-on-OPEC with the same supplier split as in 2018.
Expect much of the MEG surplus to be absorbed by own refineries.

Source: Fearnleys, IEA

IMO 2020
The International Maritime Organisation (IMO) has set a new limit for sulphur oxide emissions at 0.5% M/M (mass by mass) from January 1, 2020 under a revised MARPOL Annex VI (“IMO 2020”). This intends to reduce the emissions from global shipping for health and environment benefits. Consequently, ships on the water now must either use compliant fuels, primarily very low sulphur fuel oil (VLSFO) and marine gasoil (MGO), or exhaust gas cleaning systems (scrubbers) which ‘clean’ the emissions. There are also other alternative fuels and propulsion types being developed, but the uptake for tankers has thus far been limited. Compliant fuels have historically been priced at a premium to heavy fuel oil (HFO), the go-to fuel ahead of the new regulations, hence entailing a benefit for those owners who have installed scrubbers and can use the cheaper HFO.
Tax Considerations
The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning our common stock by a United States Holder or a Non-United States Holder, each as defined below. This discussion does not purport to deal with the tax consequences of owning our common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons who own, directly or constructively, 10% or more of our common stock, persons subject to the “base erosion and anti-avoidance” tax and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own the common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.
Marshall Islands Tax Considerations
In the opinion of Seward & Kissel LLP, the following are the material Marshall Islands tax consequences of our activities to us and shareholders of our common stock. We are incorporated in the Marshall Islands. Under current Marshall Islands law, we are not subject to tax on income or capital gains, and no Marshall Islands withholding tax will be imposed upon payments of dividends by us to our shareholders.
United States Federal Income Tax Considerations
In the opinion of Seward & Kissel LLP, our United States tax counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non- United States Holders (each as defined below) of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in “Item 1. Business” in this Annual Report and assumes that we conduct our business as described in that section.
United States Federal Income Taxation of Our Company
Taxation of Operating Income: In General.   The Company currently earns, and anticipates that it will continue to earn, substantially all its income from the hiring or leasing of vessels for use on a time or voyage charter basis or from the performance of services directly related to those uses, all of which we refer to as “shipping income.”

Unless exempt from United States federal income taxation under the rules of Section 883 of the Code (“Section 883”), as discussed below, a foreign corporation such as ourselves will be subject to United States federal income taxation on its “shipping income” that is treated as derived from sources within the United States, to which we refer as “United States source shipping income.” For tax purposes, “United States source shipping income” includes 50% of shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States.
Shipping income attributable to transportation exclusively between non-United States ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the United States will not be subject to any United States federal income tax.
Shipping income attributable to transportation exclusively between United States ports is considered to be 100% derived from United States sources. However, the Company is not permitted by United States law to engage in the transportation of cargoes that produces 100% United States source income.
Unless exempt from tax under Section 883, the Company’s gross United States source shipping income would be subject to a 4% tax imposed without allowance for deductions as described below.
Exemption of Operating Income from United States Federal Income Taxation.   Under Section 883 and the regulations thereunder, a foreign corporation will be exempt from United States federal income taxation on its United States source shipping income if:
•
it is organized in a qualified foreign country, which is one that grants an “equivalent exemption” from tax to corporations organized in the United States in respect of each category of shipping income for which exemption is being claimed under Section 883 and to which we refer as the “Country of Organization Test”; and

•
one of the following tests is met:

•
more than 50% of the value of its shares is beneficially owned, directly or indirectly, by qualified shareholders, which as defined includes individuals who are “residents” of a qualified foreign country, to which we refer as the “50% Ownership Test”;

•
subject to an exception for closely-held corporations, its shares are “primarily and regularly traded on an established securities market” in a qualified foreign country or in the United States, to which we refer as the “Publicly-Traded Test”; or

•
it is a “controlled foreign corporation” and satisfies an ownership test, to which, collectively, we refer to as the “CFC Test.”

The Republic of the Marshall Islands, the jurisdiction where the Company is incorporated, has been officially recognized by the United States Internal Revenue Service (the “IRS”) as a qualified foreign country that grants the requisite “equivalent exemption” from tax in respect of each category of shipping income the Company earns and currently expects to earn in the future. Therefore, the Company will be exempt from United States federal income taxation with respect to its United States source shipping income if it satisfies any one of the 50% Ownership Test, the Publicly-Traded Test, or the CFC Test.
For the 2019 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. We do not currently anticipate a circumstance under which we would be able to satisfy the 50% Ownership Test or the CFC Test.
Publicly-Traded Test
The regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be “primarily traded” on an established securities market in a country if the number of shares of each class of shares that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. The Company’s common stock, which is its sole class of issued and outstanding shares, are “primarily traded” on the NYSE.
Under the regulations, the Company’s common stock will be considered to be “regularly traded” on an established securities market if one or more classes of its shares representing more than 50% of its outstanding shares, by both total combined voting power of all classes of shares entitled to vote and total value, are listed on such market, to which we refer as the “listing threshold.” Since our common stock, which is our sole class of issued and outstanding shares, is listed on the NYSE, we believe that we satisfy the listing threshold.
It is further required that with respect to each class of shares relied upon to meet the listing threshold, (i) such class of shares is traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or one-sixth of the days in a short taxable year; and (ii) the aggregate number of shares of such class of shares traded on such market during the taxable year is at least 10% of the average number of shares of such class of shares outstanding during such year or as appropriately adjusted in the case of a short taxable year. We believe the Company will satisfy the trading frequency and trading volume tests. Even if this were not the case, the regulations provide that the trading frequency and trading volume tests will be deemed satisfied if, as is the case with the Company’s common stock, such class of shares is traded on an established market in the United States and such shares are regularly quoted by dealers making a market in such shares.
Notwithstanding the foregoing, the regulations provide, in pertinent part, that a class of shares will not be considered to be “regularly traded” on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding shares of such class are owned, actually or constructively under specified share attribution rules, on more than half the days during the taxable year by persons who each own 5% or more of the vote and value of such class of outstanding shares, to which we refer as the “5 Percent Override Rule.”
For purposes of being able to determine the persons who actually or constructively own 5% or more of the vote and value of the Company’s common stock, or 5% Shareholders, the regulations permit the Company to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the SEC, as owning 5% or more of the Company’s common stock. The regulations further provide that an investment company which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.
In the event the 5 Percent Override Rule is triggered, the regulations provide that the 5 Percent Override Rule will nevertheless not apply if the Company can establish that within the group of 5% Shareholders, there are sufficient qualified shareholders for purposes of Section 883 to preclude non-qualified shareholders in such group from owning 50% or more of the Company’s common stock for more than half the number of days during the taxable year, which we refer to as the “5 Percent Override Exception.”
Based on the ownership and trading of our stock in 2019, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2019. Even if we do qualify for the Section 883 exemption in 2019, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.
Taxation in Absence of Section 883 Exemption
If the benefits of Section 883 are unavailable, the Company’s United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be “effectively connected” with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company’s shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.
To the extent the Company’s United States source shipping income is considered to be “effectively connected” with the conduct of a United States trade or business, as described below, any such “effectively connected” United States source shipping income, net of applicable deductions, would be subject to United States federal income tax, currently imposed at a rate of 21%. In addition, the Company may be subject to the 30% “branch profits” tax on earnings effectively connected with the conduct of such trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of the Company’s United States trade or business.
The Company’s United States source shipping income would be considered “effectively connected” with the conduct of a United States trade or business only if:
•
the Company has, or is considered to have, a fixed place of business in the United States involved in the earning of United States source shipping income; and

•
substantially all of the Company’s United States source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States.

The Company did not have any vessel sailing to or from the United States on a regularly scheduled basis during its 2019 taxable year. The Company does not intend to have, or permit circumstances that would result in having, any such vessels in future taxable years, but there can be no assurances that this will be the case. Based on the foregoing and on the expected mode of the Company’s shipping operations and other activities, the Company believes that none of its United States source shipping income will be “effectively connected” with the conduct of a United States trade or business for its 2019 taxable year or any future taxable year.
United States Taxation of Gain on Sale of Vessels
Assuming that any decision on a vessel sale is made from and attributable to the United States office of the Company, as we believe likely to be the case as the Company is currently structured, then any gain derived from the sale of any such vessel will be treated as derived from United States sources and subject to United States federal income tax as “effectively connected” income (determined under rules different from those discussed above) under the above described net income tax regime. If the Company were to qualify for exemption from tax under Section 883 in respect of the shipping income derived from the international operation of its vessels, then gain from the sale of any such vessel should likewise be exempt from tax under Section 883.
United States Federal Income Taxation of United States Holders
As used herein, the term “United States Holder” means a beneficial owner of our common stock that is an individual United States citizen or resident, a United States corporation or other United States entity taxable as a corporation, an estate the income of which is subject to United States federal income taxation regardless of its source, or a trust (i) if a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust or (ii) if it has elected to be treated as a U.S. person for U.S. federal income tax purposes.
If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.
Distributions
Subject to the discussion of passive foreign investment companies below, any distributions made by the Company with respect to its common stock to a United States Holder will generally constitute dividends to the extent of the Company’s current or accumulated earnings and profits, as determined under United States federal income tax principles. Distributions in excess of such earnings and profits will be treated first as a nontaxable return of capital to the extent of the United States Holder’s tax basis in his common stock on a dollar-for-dollar basis and thereafter as capital gain. Because the Company is not a United States corporation, United States Holders that are corporations will not be entitled to claim a dividend received deduction with respect to any distributions they receive from us. Dividends paid with respect to the Company’s common stock will generally be treated as “passive category income” for purposes of computing allowable foreign tax credits for United States foreign tax credit purposes.

Dividends paid on the Company’s common stock to a United States Holder who is an individual, trust or estate (a “United States Non-Corporate Holder”) will generally be treated as “qualified dividend income” that is taxable to such United States Non-Corporate Holder at preferential tax rates provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the NYSE on which the Company’s common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.
There is no assurance that any dividends paid on the Company’s common stock will be eligible for these preferential rates in the hands of a United States Non-Corporate Holder, although we believe that they will be so eligible. Any dividends out of earnings, and profits the Company pays, which are not eligible for these preferential rates will be taxed as ordinary income to a United States Non-Corporate Holder.
Special rules may apply to any “extraordinary dividend” — generally, a dividend in an amount which is equal to or in excess of 10% of a shareholder’s adjusted basis in a common share — paid by the Company. If the Company pays an “extraordinary dividend” on its common stock that is treated as “qualified dividend income,” then any loss derived by a United States Non-Corporate Holder from the sale or exchange of such common stock will be treated as a long-term capital loss to the extent of such dividend.
Sale, Exchange or Other Disposition of Common Stock
Assuming the Company does not constitute a passive foreign investment company for any taxable year, a United States Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of the Company’s common stock in an amount equal to the difference between the amount realized by the United States Holder from such sale, exchange or other disposition and the United States Holder’s tax basis in such stock. Such gain or loss will be treated as long-term capital gain or loss if the United States Holder’s holding period is greater than one year at the time of the sale, exchange or other disposition. Such capital gain or loss will generally be treated as United States source income or loss, as applicable, for United States foreign tax credit purposes. Long-term capital gains of United States Non-Corporate Holders are currently eligible for reduced rates of taxation. A United States Holder’s ability to deduct capital losses is subject to certain limitations.
Passive Foreign Investment Company Status and Significant Tax Consequences
Special United States federal income tax rules apply to a United States Holder that holds shares in a foreign corporation classified as a “passive foreign investment company” for United States federal income tax purposes. In general, the Company will be treated as a passive foreign investment company with respect to a United States Holder if, for any taxable year in which such holder holds the Company’s common stock, either:
•
at least 75% of our gross income for such taxable year consists of passive income (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business); or

•
at least 50% of the average value of our assets during such taxable year produce, or are held for the production of, passive income.

Income earned, or deemed earned, by the Company in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute “passive income” unless the Company was treated under specific rules as deriving its rental income in the active conduct of a trade or business.
Based on the Company’s current operations and future projections, we do not believe that the Company has been or is, nor do we expect the Company to become, a passive foreign investment company with respect to any taxable year. Although there is no legal authority directly on point, our belief is based principally on the position that, for purposes of determining whether the Company is a passive foreign investment company, the gross income it derives from its time chartering and voyage chartering activities should constitute services income, rather than rental income. Accordingly, such income should not constitute passive income, and the assets that the Company owns and operates in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether the Company is a passive foreign investment company.
We believe there is substantial legal authority supporting our position consisting of case law and IRS pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. However, there is also authority which characterizes time charter income as rental income rather than services income for other tax purposes. In addition, we have obtained an opinion from our counsel, Seward & Kissel LLP, that, based upon the Company’s operations as described herein, its income from time charters and voyage charters should not be treated as passive income for purposes of determining whether it is a passive foreign investment company. However, in the absence of any legal authority specifically relating to the statutory provisions governing passive foreign investment companies, the United States Internal Revenue Service, or the IRS or a court could disagree with our position. In addition, although the Company intends to conduct its affairs in a manner to avoid being classified as a passive foreign investment company with respect to any taxable year, we cannot assure you that the nature of its operations will not change in the future.
As discussed more fully below, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder would be subject to different taxation rules depending on whether the United States Holder makes an election to treat the Company as a “Qualified Electing Fund,” which election we refer to as a “QEF election.” As an alternative to making a QEF election, a United States Holder should be able to make a “mark-to-market” election with respect to the Company’s common stock, as discussed below. In addition, if we were to be treated as a passive foreign investment company, a United States holder would be required to file an annual report with the IRS for that year with respect to such holder’s common stock.
Taxation of United States Holders Making a Timely QEF Election
If a United States Holder makes a timely QEF election, which United States Holder we refer to as an “Electing Holder,” the Electing Holder must report for United States federal income tax purposes its pro rata share of the Company’s ordinary earnings and net capital gain, if any, for each taxable year of the Company for which it is a passive foreign investment company that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from the Company by the Electing Holder. No portion of any such inclusions of ordinary earnings will be treated as “qualified dividend income.” Net capital gain inclusions of United States Non-Corporate Holders would be eligible for preferential capital gains tax rates. The Electing Holder’s adjusted tax basis in the common stock will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common stock and will not be taxed again once distributed. An Electing Holder would not, however, be entitled to a deduction for its pro rata share of any losses that the Company incurs with respect to any year. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of the Company’s common stock. A United States Holder would make a timely QEF election for shares of the Company by filing one copy of IRS Form 8621 with his United States federal income tax return for the first year in which he held such shares when the Company was a passive foreign investment company. If the Company were to be treated as a passive foreign investment company for any taxable year, the Company would provide each United States Holder with all necessary information in order to make the QEF election described above.
Taxation of United States Holders Making a “Mark-to-Market” Election
Alternatively, if the Company were to be treated as a passive foreign investment company for any taxable year and, as we anticipate, its shares are treated as “marketable stock”, a United States Holder would be allowed to make a “mark-to-market” election with respect to the Company’s common stock, provided the United States Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury regulations. If that election is made, the United States Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common stock at the end of the taxable year over such holder’s adjusted tax basis in the common stock. The United States Holder would also be permitted an ordinary loss in respect of the excess, if any, of the United States Holder’s adjusted tax basis in the common stock over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark-to-market election. A United States Holder’s tax basis in his common stock would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the Company’s common stock would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included by the United States Holder. No income inclusions under this election will be treated as “qualified dividend income.”
Taxation of United States Holders Not Making a Timely QEF or Mark-to-Market Election
Finally, if the Company were to be treated as a passive foreign investment company for any taxable year, a United States Holder who does not make either a QEF election or a “mark-to-market” election for that year, whom we refer to as a “Non-Electing Holder,” would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on the common stock in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder’s holding period for the common stock), and (2) any gain realized on the sale, exchange or other disposition of the Company’s common stock. Under these special rules:
•
the excess distribution or gain would be allocated ratably over the Non-Electing Holder’s aggregate holding period for the common stock;

•
the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in which the Company was a passive foreign investment company, would be taxed as ordinary income and would not be “qualified dividend income”; and

•
the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

These special rules would not apply to a qualified pension, profit sharing or other retirement trust or other tax-exempt organization that did not borrow money or otherwise utilize leverage in connection with its acquisition of the Company’s common stock. If the Company is a passive foreign investment company and a Non-Electing Holder who is an individual dies while owning the Company’s common stock, such holder’s successor generally would not receive a step-up in tax basis with respect to such shares.
United States Federal Income Taxation of  “Non-United States Holders”
A beneficial owner of common stock (other than a partnership) that is not a United States Holder is referred to herein as a “Non-United States Holder”.
If a partnership holds our common stock, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common stock, you are encouraged to consult your tax advisor.
Dividends on Common Stock
Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on dividends received from the Company with respect to its common stock, unless that income is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States. If the Non-United States Holder is entitled to the benefits of a United States income tax treaty with respect to those dividends, that income is taxable only if it is attributable to a permanent establishment maintained by the Non-United States Holder in the United States.

Sale, Exchange or Other Disposition of Common Stock
Non-United States Holders generally will not be subject to United States federal income tax or withholding tax on any gain realized upon the sale, exchange or other disposition of the Company’s common stock, unless:
•
The gain is effectively connected with the Non-United States Holder’s conduct of a trade or business in the United States (and, if the Non-United States holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-United States holder in the United States); or

•
The Non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

If the Non-United States Holder is engaged in a United States trade or business for United States federal income tax purposes, the income from the common stock, including dividends and the gain from the sale, exchange or other disposition of the shares, that is effectively connected with the conduct of that trade or business will generally be subject to regular United States federal income tax in the same manner as discussed in the previous section relating to the taxation of United States Holders. In addition, if you are a corporate Non-United States Holder, your earnings and profits that are attributable to the effectively connected income, which are subject to certain adjustments, may be subject to an additional branch profits tax at a rate of 30%, or at a lower rate as may be specified by an applicable income tax treaty.
Backup Withholding and Information Reporting
In general, dividend payments, or other taxable distributions, made within the United States to you will be subject to information reporting requirements if you are a non-corporate United States Holder. Such payments or distributions may also be subject to backup withholding tax if you are a non-corporate United States Holder and you:
•
Fail to provide an accurate taxpayer identification number;

•
Are notified by the IRS that you have failed to report all interest or dividends required to be shown on your federal income tax returns; or

•
In certain circumstances, fail to comply with applicable certification requirements.

Non-United States Holders may be required to establish their exemption from information reporting and backup withholding by certifying their status on an appropriate IRS Form W-8.
If you are a Non-United States Holder and you sell your common stock to or through a United States office of a broker, the payment of the proceeds is subject to both United States backup withholding and information reporting unless you certify that you are a non-United States person, under penalties of perjury, or you otherwise establish an exemption. If you sell your common stock through a non-United States office of a non-United States broker and the sales proceeds are paid to you outside the United States, then information reporting and backup withholding generally will not apply to that payment. However, United States information reporting requirements, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made to you outside the United States, if you sell your common stock through a non-United States office of a broker that is a United States person or has some other contacts with the United States. Such information reporting requirements will not apply, however, if the broker has documentary evidence in its records that you are a non-United States person and certain other conditions are met, or you otherwise establish an exemption.
Backup withholding tax is not an additional tax. Rather, you generally may obtain a refund of any amounts withheld under backup withholding rules that exceed your income tax liability by filing a refund claim with the IRS.
Individuals who are United States Holders (and to the extent specified in applicable Treasury regulations, certain United States entities and Non-United States Holders) who hold “specified foreign financial assets” (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury regulations). Specified foreign financial assets would include, among other assets, our common shares, unless the shares are held through an account maintained with a United States financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual United States Holder (and to the extent specified in applicable Treasury regulations, a United States entity and Non-United States Holders) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of United States federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed. United States Holders (including United States entities) and Non-United States Holders are encouraged to consult their own tax advisors regarding their reporting obligations under this legislation.
Competition
We operate in markets that are highly competitive and based primarily on the supply of tanker vessels and the demand for seaborne transportation. We compete for charters on the basis of price, vessel location, size and condition of the vessel. We compete primarily with other independent tanker vessel owners and with major oil companies that own and operate their own vessels. Our competitors may have more resources than we do and may operate vessels that are newer, than our vessels. Ownership of tanker vessels is highly fragmented and is divided among publicly listed companies, state-controlled owners and private shipowners.
We believe our ability to comply better with the rigorous standards of major oil companies relative to less qualified or experienced operators allows us to effectively compete for new charters.
Seasonality
Our tankers operate in markets that have historically exhibited seasonal variations in tanker demand and, therefore, in spot charter rates. This seasonality may result in quarter-to-quarter volatility in our results of operations. Tanker markets are typically stronger in the winter months and spring season as a result of increased oil consumption used for heating in the northern hemisphere, and stock building of refined products in advance of the summer season, respectively, and weaker in the summer months as stocks decline. Additionally, unpredictable weather patterns during the winter months tend to disrupt vessel routing and scheduling, which historically has increased oil price volatility and oil trading activities in the winter. We cannot guarantee that the historical seasonal variations will exist in the future. However, vessels operating in the time charter market are not generally subject to the effect of these seasonable variations in demand.
Properties
We do not own any real property other than our vessels. We lease office space at 33 Benedict Place, Greenwich, Connecticut 06830.
Environmental and Other Regulations
Government laws and regulations significantly affect the ownership and operation of our vessels. A variety of government, quasi-governmental and private organizations subject our vessels to both scheduled and unscheduled inspections. These organizations include the local port authorities, national authorities, harbor masters or equivalent entities, classification societies, relevant flag state (country of registry), labor organizations and charterers, particularly terminal operators and oil companies. Some of these entities require us to obtain permits, licenses, certificates and approvals for the operation of our vessels. Our failure to maintain necessary permits, licenses, certificates or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of the vessels or invalidate our insurance coverage.
Increasing environmental concerns have created a demand for tankers that conform to stricter environmental standards and those standards are set to increase in stringency in the short to medium term. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with applicable local, national and international environmental laws and regulations. We believe the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels.
We and our technical manager are also operating in compliance with several ISO standards and in accordance with the ISM Code and maintain the documents of compliance to manage tankers. The Company’s technical managers have obtained the ISO 9001 (quality management systems), ISO 14001 (environmental management systems) and ISO 18001 certifications (occupational health and safety management systems) in accordance with the standards of the ISO.
International Maritime Organization
The IMO is the United Nations agency for maritime safety and the prevention of pollution by ships. The IMO has adopted several international conventions that regulate the international shipping industry, including but not limited to the International Convention on Civil Liability for Oil Pollution Damage of 1969, generally referred to as CLC, the International Convention on Civil Liability for Bunker Oil Pollution Damage, and the International Convention for the Prevention of Pollution from Ships of 1973, or the MARPOL Convention. The MARPOL Convention is broken down into six Annexes, each of which establishes environmental standards relating to different sources of pollution: Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.
In 2012, the IMO’s Marine Environmental Protection Committee (the “MEPC”) adopted a resolution amending the International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulk (the “IBC Code”). The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code as well as reclassification of existing products under the amended IBC Code. We may need to make certain financial expenditures to comply with these amendments.
In 2013, the MEPC adopted a resolution amending MARPOL Annex I Condition Assessment Scheme (“CAS”). These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, which provides for enhanced inspection programs for vessels at or older than 15 years of age. We may need to make certain financial expenditures to comply with these amendments.
Air Emissions
In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of  “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution from vessels by, among other things, implementing a progressive phased reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020.
This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Following the effectiveness of Annex VI on January 1, 2020, ships are required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur additional costs to comply.

Shipowners can meet the new requirements by continuing to use fuel types which exceed the 0.5% sulfur limit and retrofitting an approved Exhaust Gas Cleaning System (also known as scrubbers) to remove sulfur from exhaust, which can require a substantial capital expenditure and prolonged offhire of the vessel during installation; or use petroleum fuels such as marine gasoil, which meet the 0.5% sulfur limit. Several technology options exist for disposal of the waste stream created through operation of exhaust gas scrubbers; open loop, closed loop, or hybrid type. Coastal states and local port authorities may prohibit the direct overboard disposal of such wastes or restrict their transfer from the vessel to shore based facilities.
Sulfur content standards are even stricter within certain Emission Control Areas (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause the Company to incur additional costs. Other areas in China are subject to local regulations that impose stricter emission controls. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations.
Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (“NOx”) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs to control NOx emissions on ships with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.
As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index. Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014.
We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect the Company’s business, financial condition, results of operations, cash flows and financial condition.
Safety Management System Requirements
The IMO also adopted the International Convention for the Safety of Life at Sea and the International Convention on Load Lines which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and the International Convention on Load Lines of 1966 (the “LL Convention”) standards. The Convention on Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that all of our vessels are in substantial compliance with SOLAS and LL Convention standards.
Our operations are also subject to environmental standards and requirements contained in the ISM Code, promulgated by the IMO under Chapter IX of SOLAS. The ISM Code requires the owner of a vessel, or any person who has taken responsibility for operation of a vessel, to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that has been developed for our vessels for compliance with the ISM Code.
The ISM Code requires that vessel operators also obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code, which our technical managers have obtained.
Noncompliance with the ISM Code and other IMO regulations may subject the shipowner or bareboat charterer to increased liability, may lead to decreases in, or invalidation of, available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The U.S. Coast Guard (“USCG”) and European Union (“EU”) authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and EU ports, as the case may be.
Our technical managers have obtained applicable documents of compliance and safety management certificates for all of our vessels to the extent required by the IMO.
Amendments to SOLAS Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (the “IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMP type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas.
The IMO’s Maritime Safety Committee and MEPC, respectively, each adopted relevant parts of the International Code for Ships Operating in Polar Water (the “Polar Code”). The Polar Code, which entered into force on January 1, 2017, covers design, construction, equipment, operational, training, search and rescue as well as environmental protection matters relevant to ships operating in the waters surrounding the two poles. It also includes mandatory measures regarding safety and pollution prevention as well as recommendatory provisions. The Polar Code applies to new ships constructed after January 1, 2017, and after January 1, 2018, ships constructed before January 1, 2017 are required to meet the relevant requirements by the earlier of their first intermediate or renewal survey, if the vessels are intending to operate in polar waters.
Pollution Control and Liability Requirements
The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatory nations to such conventions. For example, the IMO adopted the BWM Convention in 2004 which entered into force on September 8, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.
On December 4, 2013, the IMO passed a resolution revising the application dates of the BWM Convention that, in effect, made all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first IOPP renewal survey following entry into force of the convention. Presently, vessels over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019.

For most ships, compliance with the D-2 standard involves installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of establishing and maintaining compliance may be substantial.
Once mid-ocean ballast or exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may be material. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The United States, for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.
The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable, subject to certain affirmative defenses, for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit of Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO.
The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or Bunker Convention, to impose strict liability on shipowners for pollution damage, including the cost of preventative measures, in jurisdictional waters of ratifying states caused by discharges of bunker fuel. P&I Associations (as defined below) in the International Group issue the required Bunkers Convention “Blue Cards” to provide evidence that there is in place insurance meeting the liability requirements. All of our vessels have received “Blue Cards” from their P&I Associations and are in possession of a CLC state-issued certificate attesting that the required insurance coverage is in force.
IMO regulations also require owners and operators of vessels to adopt shipboard marine pollution emergency plans and/or shipboard marine pollution emergency plans for both petroleum cargoes as well as noxious liquid substances in accordance with the guidelines developed by the IMO.
Compliance Enforcement
Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels, may result in the suspension or removal of the vessels regulatory trading documents, which may result in the denial of access to, or detention in, some ports. The USCG and EU authorities have indicated that vessels not in compliance with the applicable IMO conventions by the applicable deadlines will be prohibited from trading in U.S. and EU ports, respectively. As of December 31, 2019, each of our vessels are certified in accordance with applicable IMO conventions, however, there can be no assurance that such certificates can be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have our operations.

U.S. Regulations
The U.S. Oil Pollution Act of 1990 (“OPA”) and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)
OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate with the United States, its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S. territorial sea and its 200 nautical mile exclusive economic zone. The United States has also enacted CERCLA which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Accordingly, both OPA and CERCLA impact the Company’s operations.
Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel).
OPA contains statutory caps on liability and damages other than those related to; direct cleanup costs. Effective November 12, 2019, the USCG adjusted the limits of OPA liability such that for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability is limited to the greater of  $2,300 per gross ton or $19,943,400 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (1) report the incident as required by law where the responsible party knows or has reason to know of the incident; (2) reasonably cooperate and assist as requested in connection with oil removal activities; or (3) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311(c), (e)) or the Intervention on the High Seas Act.
CERCLA contains a similar liability regime whereby owners and operators of vessels can be held liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of  $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of  $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.
OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance or guaranty. An owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal to the financial responsibility requirement of the vessel having the greatest maximum liability under OPA. Each of our shipowning subsidiaries that has vessels trading in U.S. waters has applied for, and obtained from the U.S. Coast Guard National Pollution Funds Center, three-year certificates of financial responsibility (“COFR”), supported by guarantees, which the Company purchased from an insurance based provider. We believe that we will be able to continue to obtain the requisite guarantees and that we will continue to be granted COFRs from the USCG for each of our vessels that is required to have one.
Compliance with any new requirements of OPA may substantially impact our cost of operations or require us to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of our vessels that may be implemented in the future could adversely affect our business.
OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. Some of these laws are more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining tanker owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.
Through our P&I Association membership, we expect to maintain pollution liability coverage insurance in the amount of  $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Other U.S. Environmental Initiatives
The U.S. Clean Water Act (the “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA.
The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on the Company’s vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict the Company’s vessels from entering U.S. waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance and enforcement regulations within two years of EPA’s promulgation of standards. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. VIDA requires that EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP, within two years. By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water.
The new regulations could require the installation of new equipment, which may cause us to incur substantial costs. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

Sanctions or Restrictive Regimes
The expanded scope of U.S. sanctions in recent years has affected non-U.S. companies. In particular, sanctions against Iran have been significantly expanded. In 2012, for example, the U.S. signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012 (“TRA”), which placed further restrictions on the ability of non-U.S. companies to do business or trade with Iran and Syria. A major provision in the TRA is that issuers of securities must disclose to the SEC in their annual and quarterly reports filed after February 6, 2013 if the issuer or “any affiliate” has “knowingly” engaged in certain activities involving Iran during the timeframe covered by the report. This disclosure obligation is broad in scope in that it requires the reporting of activity that would not be considered a violation of U.S. sanctions as well as violative conduct, and is not subject to a materiality threshold. The SEC publishes these disclosures on its website and the U.S. President must initiate an investigation in response to all disclosures.
In addition to the sanctions against Iran, the U.S. also has sanctions that target other countries, entities and individuals. These sanctions have certain extraterritorial effects that need to be considered by non-U.S. companies. It should also be noted that other governments have implemented sanctions. We believe that we are in compliance with all applicable sanctions and embargo laws and regulations imposed by the U.S., the United Nations or EU countries and intend to maintain such compliance. However, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to not invest or divest their interest in the Company. Additionally, some investors may decide to not invest or divest their interest in the Company simply because we may do business with companies that do business in sanctioned countries. Investor perception of the value of our shares may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.
European Union Regulations
In October 2009, EU Directive 2009/123/EC (amending Directive 2005/35/EC) imposed criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually, which may cause us to incur additional expenses.
The EU has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The EU also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the EU with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control Area, use fuels with a 0.5% maximum sulfur content.
As mentioned above, the EU has restrictive measures (so-called ‘sanctions’) in place relating to a variety of persons, entities, groups or organizations and jurisdictions. We believe that we are in compliance with those sanctions but there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and could result in some investors deciding, or being required, to not invest or divest their interest in the Company.
In 2018, the EU expanded the scope of its Blocking Regulation — Council Regulation (EC) No. 2271/ 96 of 22 November 1996, in reaction to the United States’ withdrawal from the JCPOA and the associated re-imposition of various sanctions on Iran. The scope of the Blocking Regulation was expanded by including certain U.S. sanctions that were lifted or waived following the Joint Comprehensive Plan of Action (“JCPOA”) and which have been re-imposed. The Blocking Regulation already covered certain other U.S. sanctions against Cuba, Iran, and Libya. EU operators are prohibited from complying with the blocked U.S. sanctions. Any violation can give rise to enforcement actions and result in the imposition of penalties. EU operators are also entitled to recover any damages from anyone causing damage to that person by the application of the blocked sanctions or by actions based thereon or resulting therefrom, or from any person acting on its behalf or intermediary. The Blocking Regulation can give rise to conflicting obligations under EU and U.S. legislation. It can also give rise to risks of claims for damages by EU operators when companies or natural persons act in compliance with the blocked sanctions of the United States.
We believe that we are in compliance with the EU’s Blocking Regulation, to the extent it would be applicable to our operations, and we are not aware of any enforcement actions or claims for damages on the basis of the EU’s Blocking Regulation. However, there can be no assurance that we will in the future be in compliance and will not face such claims for damages, particularly in view of the possible conflict of laws and as the exact restrictions of the Blocking Regulation may be unclear and may be subject to changing interpretations. Any such violation could result in fines or other penalties and any such violation or claim for damages could result in some investors deciding, or being required, to not invest or divest their interest in the Company.
Greenhouse Gas Regulation
Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the UN Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 UN Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, the U.S. President announced that the United States intends to withdraw from the Paris Agreement, which provides for a four-year exit process, meaning that the earliest possible effective withdrawal date cannot be before November 4, 2020. The timing and effect of such action has yet to be determined.
The EU made a unilateral commitment to reduce its member states’ overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Since January 2018, large ships over 5,000 gross tonnage calling at EU ports have been required to collect and publish data on carbon dioxide emissions and other information.
In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the President signed an executive order to review and eliminate certain EPA initiatives to cut greenhouse gas emissions. Regulatory rules to implement elements of this order have been proposed and the outcome of these efforts are not yet known. Further, in August 2019, the Administration announced plans to weaken regulations for methane emissions. Additionally, although mobile source and electric utility emissions regulations do not apply to greenhouse gas emissions from vessels, the EPA or individual U.S. states could enact environmental regulations that would affect our operations. For example, California has introduced a cap-and-trade program for greenhouse gas emissions, aiming to reduce emissions 40% by 2030.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the United States or other countries where the Company operates, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or more intense weather events.
Vessel Security Regulations
Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the U.S. Maritime Transportation Security Act of 2002 (“MTSA”) came into effect. To implement certain portions of the MTSA, in July 2003, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the EPA.
Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facility Security Code, or the ISPS Code. The ISPS Code is designed to enhance the security of ports and ships against terrorism.
To trade internationally, a vessel must obtain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The following are among the various requirements, some of which are found in the SOLAS Convention: on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;
•
on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•
the development of vessel security plans;

•
ship identification number to be permanently marked on a vessel’s hull;

•
a continuous synopsis record kept onboard showing a vessel’s history, including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address;

•
compliance with flag state security requirements; and

•
ships operating without a valid certificate may be detained at port until it obtains an ISSC, or it may be expelled from port, or refused entry at port.

The USCG regulations, intended to be aligned with international maritime security standards, exempt from MTSA vessel security measures non-U.S. vessels, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. We have implemented the various security measures addressed by MTSA, SOLAS and the ISPS Code, and our fleet is in compliance with applicable security requirements. Future security measures could have a significant financial impact on the Company.
The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.

Vessel Recycling & the IMO Hong Kong Convention
The Hong Kong International Convention for the Safe and Environmentally Sound Recycling of Ships (the “Hong Kong Convention”) is a multilateral convention that aims to ensure vessels, being recycled once they reach the end of their operational lives, do not pose any unnecessary risks to the environment, human health, and safety. The Hong Kong Convention has yet to be ratified by the required number of countries to enter into force. Upon the Hong Kong Convention’s entry into force, however, each commercial vessel over 500 gross tonnes sent for recycling will have to carry an inventory of its hazardous materials. The hazardous materials, whose use or installation is prohibited in certain circumstances, are listed in an appendix to the Hong Kong Convention. Vessels will be required to have surveys to verify their inventory of hazardous materials initially, throughout their lives, and prior to the vessels being recycled. The Hong Kong Convention will enter into force 24 months after the date on which 15 IMO Member States, representing 40% of world merchant shipping by gross tonnage, have ratified or approved accession.
Inspection by Classification Societies
Every internationally traded seagoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built to and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.
For maintenance of the class, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:
•
Annual Surveys.   For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•
Intermediate Surveys.   Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and after each class renewal survey. Intermediate hull surveys are to be carried out at or between the occasion of the second or third annual survey and typically consist of ballast and cargo tank internal examinations, the scope of which are vessel age dependent.

•
Class Renewal Surveys.   Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at five year intervals. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society permits a 15 month grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear or structural corrosion beyond allowable limits. In lieu of the execution of the entire special survey every five years, a vessel owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed throughout a five-year cycle.

Most vessels are also drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. Two such underwater hull examinations are required during the five-year survey cycle. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within mutually agreed upon time limits.
Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in-class” by a classification society which is a member of the International Association of Classification Societies (“IACS”). The IACS has adopted harmonized Common Structural Rules, which apply to oil tankers and bulk carriers constructed on or after July 1, 2015. The IACS rules attempt to create a level of consistency between IACS members. All of the vessels in our fleet are certified as being “in-class” by the American Bureau of Shipping or the Korean Register of Shipping. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement. If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.
If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition to the classification inspections, many of our customers regularly inspect our vessels as a precondition to chartering them for voyages. We believe that our product and crude tankers are well-maintained, high-quality vessels and that this provides us with a competitive advantage in the current environment of increasing regulation and customer emphasis on quality.
Efficiency Trends in the Shipping Industry
Market volatility and higher fuel prices, coupled with increased regulation and concern about the environmental impact of the international shipping industry, have led to an increased focus on fuel efficiency. Many companies have achieved significant efficiency gains through a process called “slow steaming.” These gains are realized by running vessels at substantially less than maximum speed and result in lower fuel costs.
Shipbuilders and operators have also studied a number of potential design innovations to increase the efficiency of tanker vessels. Many shipbuilders have incorporated some of these changes into their designs and are marketing these ships as “eco-ships.” Alternatively, some operators, have implemented vessel modification programs for their existing ships in an attempt to capture potential efficiency gains. We will consider making modifications to our current fleet that we believe would make our existing vessels more fuel efficient and competitive as compared with newer vessels being delivered currently. We believe that we can effect these modifications without compromising our fleet’s ability to operate at higher speeds, which is an important factor in generating additional revenue in an improving freight rate environment. With respect to vessels in our current fleet that are employed under time charters, we will consider installing any new technologies when the vessels either trade in the spot market or are re-contracted.
Risk of Loss and Liability Insurance
General
The operation of any cargo vessel includes risks such as mechanical failure, human error, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities, labor strikes, piracy attacks and acts of God. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which in certain circumstances imposes virtually unlimited liability upon owners, operators and demise charterers of any vessel trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for vessel owners and operators trading in the U.S. market. While we believe that our present insurance coverage is adequate, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.
Marine and War Risks Insurance
We have in force marine and war risks insurance for all of our vessels. Our marine hull and machinery insurance covers risks of particular average and actual or constructive total loss from collision, fire, grounding, engine breakdown and other insured named perils up to an agreed amount per vessel. Our war risks insurance covers the risks of particular average and actual or constructive total loss from confiscation, seizure, capture, vandalism, malicious acts, terrorism, acts of piracy, sabotage and other war-related named perils. We have also arranged coverage for increased value for each vessel. Under this increased value coverage, in the event of total loss of a vessel, we will be able to recover amounts in excess of those recoverable under the hull and machinery policy in order to compensate for additional costs associated with replacement of the loss of the vessel. Each vessel is covered up to at least its fair market value at the time of the insurance attachment and subject to a fixed deductible per each single accident or occurrence, but excluding actual or constructive total loss.
Protection and Indemnity Insurance
Protection and indemnity insurance is provided by mutual protection and indemnity associations (“P&I Associations”) and covers the Company’s third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses resulting from injury, illness or death of crew, passengers and other third parties, loss of or damage to cargo, claims arising from collisions with other vessels, damage to third-party property, pollution arising from oil or other substances, and salvage, towing and other related costs, including wreck removal subject to agreed deductibles per any one accident or occurrence. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by mutual protection and indemnity associations, or “clubs.”
As a member of P&I Associations that are, in turn, members of the International Group of P&I Clubs (the “International Group”), we carry protection and indemnity insurance coverage for pollution with a standalone limit of  $1 billion per vessel per incident. The P&I Associations that comprise the International Group insure approximately 90% of the world’s ocean-going tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Although the P&I Associations compete with each other for business, they have found it beneficial to pool their larger risks under the auspices of the International Group. This pooling is regulated by a contractual agreement which defines the risks that are to be pooled and exactly how these risks are to be shared by the participating P&I Associations. We are subject to calls payable to the associations of which we are a member based on its claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group. Our vessels may be subject to supplemental calls which are based on estimates of premium income and anticipated and paid claims. Such estimates are adjusted each year by the board of directors of the P&I Association until the closing of the relevant policy year, which generally occurs within three years from the end of the policy year. Supplemental calls, if any, are expensed when they are announced and according to the period they relate to.

ITEM 1A.   RISK FACTORS.
This Annual Report on Form 10-K contains forward-looking information based on our current expectations. Because our business is subject to many risks and our actual results may differ materially from any forward-looking statements made by or on behalf of us, this section includes a discussion of important factors that could affect our business, operating results, financial condition and the trading price of our common shares. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and our other publicly available filings with the SEC.
Risks Related to Our Industry
The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values, and in our results of operations.
The tanker industry is cyclical and volatile in terms of charter rates and profitability, and unfavorable global economic conditions may adversely affect our ability to charter or re-charter our vessels or to sell them upon the expiration or termination of their charters. Any renewal or replacement charters that we enter into may not be sufficient to allow us to operate our vessels profitably. We expect ten of our time charters to expire in 2020. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and petroleum products. The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in conditions that affect supply and demand in the petroleum industry are unpredictable.
The factors that influence demand for tanker capacity include:
•
supply and demand for energy resources and oil and petroleum products, which affect customers’ need for vessel capacity;

•
regional availability of refining capacity and inventories;

•
changes in the production levels of crude oil (including in particular production by the Organization of the Petroleum Exporting Countries (“OPEC”), the United States and other key producers);

•
global and regional economic and political conditions, including armed conflicts, terrorist activities, strikes and “trade wars”;

•
the distance oil and petroleum products are moved by sea;

•
changes in seaborne and other transportation patterns, including changes in the distances that cargoes are transported;

•
developments in international trade generally;

•
environmental and other legal and regulatory developments;

•
construction or expansion of new or existing pipelines or railways;

•
weather and natural disasters;

•
global public health threats, including the recent COVID-19 outbreak;

•
availability of financing and changes in interest rates;

•
competition from alternative sources of energy; and

•
international sanctions, embargoes, import and export restrictions, nationalizations and wars.

The factors that influence the supply of tanker capacity include:
•
supply and demand for energy resources and oil petroleum products;

•
availability and pricing of bunkers and fuel oil, as well as other energy resources such as natural gas;

•
prevailing and expected charter and spot market rates;

•
technological innovations;

•
availability and cost of capital;

•
the number of newbuildings on order and being delivered;

•
the conversion of vessels from transporting oil and petroleum products to carrying drybulk cargo or vice versa;

•
the number of vessels being used for storage or as floating storage and offloading service vessels;

•
the scrapping rate of older vessels;

•
the number of vessels that are out of service;

•
environmental concerns and regulations;

•
port or canal congestion;

•
cost and supply of labor; and

•
currency exchange rate fluctuations.

If we have to re-charter our tankers when charter hire rates are low, or are unable to re-charter our tankers, our business, financial condition, results of operations, and cash flows could be adversely affected. We anticipate that future demand for our vessels will be dependent upon economic growth in the world’s economies, seasonal as well as regional changes in demand, changes in the capacity of the global tanker fleet and the sources and supply of oil and petroleum products to be transported by sea. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results. The tanker sector is cyclical and volatile, and this may lead to reductions and volatility in our charter rates when we employ our vessels, to volatility in vessel values and in our future performance, results of operations, cash flows and financial position.
Changes to global economic conditions and oil and petroleum product demand, prices and supply could result in decreased demand for our vessels and services, materially affect our ability to re-charter our vessels at favorable rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Global economic growth is a significant driver in the demand for oil and, as a result, the demand for shipping. Major economic slowdowns can have a significant impact on the global economy and demand for oil, and there is significant uncertainty over long-term economic growth prospects.
Furthermore, there is a general global trend towards energy efficient technologies and alternative sources of energy. In the long term, oil demand may be reduced by an increased reliance on alternative energy sources, or a drive for increased efficiency in the use of oil, as a result of environmental concerns over carbon emissions or high oil prices, which has the potential to significantly decrease demand for oil and shipping.
We expect emerging markets, which historically have had more volatile economies, to be a key driver in future oil demand. A slowdown in these economies, such as in China or India, could severely affect global demand for oil and may result in protracted, reduced consumption of oil products and decreased demand for our vessels and lower charter rates.
If global economic conditions deteriorate or oil prices increase and, as a result, demand for oil and petroleum products contracts or increases more slowly, we may not be able to operate our vessels profitably or employ our vessels at favorable charter rates as they come up for re-chartering. Furthermore, the market value of our vessels may decline as a result of such events, which may cause us to recognize losses upon disposition of the vessels or record impairments and affect our ability to comply with the covenants contained in our loan agreements.
In addition, reduced global supply of oil due to coordinated action, such as production cuts by OPEC members and other oil producing nations, or other circumstances may adversely affect demand for the transportation of crude oil and oil tankers.
A deterioration of the current economic conditions or changes in oil demand and supply and the product and crude tanker markets would have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on spot charters, the market for which is volatile, and any decrease in spot charter rates in the future may adversely affect our earnings.
As of December 31, 2019, we employed 52 vessels in the spot market and we may employ additional vessels that we may acquire in the future in the spot charter market or in spot market-related vessel pools. Although spot chartering is common in the tanker industry, the spot market may fluctuate significantly based upon tanker and oil supply and demand. The successful operation of our vessels in the competitive spot market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is volatile and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, we may be unable to operate our vessels trading in the spot market profitably or meet our obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such rate increases.
We cannot predict whether our charterers will, upon the expiration of their charters, re-charter our vessels on favorable terms or at all. If our charterers decide not to re-charter our vessels, we may not be able to re-charter them on terms similar to their current charters or at all. If we receive lower charter rates under replacement charters or are unable to re-charter all of our vessels currently under charter and receive lower rates on the spot market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
An oversupply of crude and product tanker capacity may lead to a reduction in charter rates, vessel values and profitability.
The supply of crude and product tankers is affected by a number of factors such as supply and demand for energy resources, including oil and petroleum products, supply and demand for seaborne transportation of such energy resources and the current and expected purchase orders for newbuildings. If the capacity of new crude and product tankers delivered exceeds the capacity of crude and product tankers being recycled and converted to non-trading tankers, overall industry capacity in the crude and product tanker will increase. If the supply of crude and product tanker capacity increases, and if the demand for crude and product tanker capacity decreases or does not increase correspondingly, charter rates could materially decline, which may also negatively affect the value of our vessels. A reduction in charter rates and the value of our vessels may have a material adverse effect on our future performance, results of operations, cash flows and financial position.
In addition, product tankers may be “cleaned up” from “dirty/crude” trades and swapped back into the product tanker market, which would increase the available tanker tonnage able to transport refined oil products and which may affect the supply and demand balance for product tankers. This could have a material adverse effect on our future performance, results of operations, cash flows and financial position.
Charter rates in the tanker industry can fluctuate substantially, and declines in charter rates or other market deterioration could cause us to incur impairment charges.
We review the carrying values of our vessels for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Whenever certain indicators of potential impairment are present, such as projected undiscounted cash flows or vessel appraisals, we perform a test of recoverability of the carrying amount of the assets. The review for potential impairment indicators and projection of future cash flows related to the vessels is complex and requires us to make various estimates including future freight rates, residual values, future drydockings and operating costs, which are included in the analysis. All of these items have been historically volatile. We recognize an impairment charge if the carrying value is in excess of the estimated future undiscounted net operating cash flows. The impairment loss is measured based on the excess of the carrying amount over the fair market value of the asset.
Although we believe that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they are made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values will remain at their current levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairments would be adversely affected and we may need to record impairment charges or loss from the sale of vessels. Any impairment charges or losses incurred as a result of further declines in charter rates could have a material adverse impact on our business, financial condition and results of operations.
Changes in fuel prices may adversely affect profits.
Fuel, or bunkers, is typically the largest expense in our shipping operations for our vessels and changes in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel has become much more expensive as a result of the implementation of low sulfur fuel requirements of IMO 2020, which may reduce our profitability and adversely affect the competitiveness of our business compared to other forms of transportation.
The market values of tanker vessels are highly volatile, have decreased in the past and may decrease further in the future which may cause us to recognize losses if we sell our tankers or record impairments and affect our ability to comply with our loan covenants and refinance our debt.
Values for tanker vessels can fluctuate substantially over time due to a number of factors, including:
•
prevailing economic conditions in the energy markets;

•
substantial or extended decline in demand for refined products;

•
number of vessels in the world fleet;

•
the level of worldwide refined product production and exports;

•
changes in the supply-demand balance of the global product tanker market;

•
changes in prevailing charter hire rates;

•
the physical condition of the vessel;

•
the vessel’s size, age, technical specifications, efficiency and operational flexibility;

•
demand for crude and product tankers;

•
competition from other shipping companies and from other modes of transportation;

•
the ability of buyers to access financing and capital; and

•
the cost of retrofitting or modifying existing ships as a result of technological advances in ship design or equipment, changes in applicable environmental or other regulations or standards, customer requirements or otherwise.

A decline in the market value of our vessels could lead to a default under our credit facilities, affect our ability to refinance our existing credit facilities and limit our ability to obtain additional financing in the future. A decline in the market value of our vessels could cause us to breach covenants in our current or future debt instruments. If we were to breach such covenants and are unable to remedy the breach, our lenders could accelerate our indebtedness and seek to foreclose on the vessels in our fleet securing those debt instruments or seek other similar remedies. In addition, any default or acceleration under our existing debt facilities or agreements governing our other existing or future indebtedness is likely to lead to an acceleration of the repayment of debt under any other debt instruments that contain cross-acceleration or cross-default provisions. If all or a part of our indebtedness is accelerated, we may not be able to repay that indebtedness or borrow sufficient funds to refinance that debt, which could have a material adverse effect on our future performance, results of operations, cash flows and financial position and could lead to bankruptcy or other insolvency proceedings.
Furthermore, if a charter contract expires or is terminated by the charterer, we may be unable to re-charter the affected vessel at an attractive rate and, rather than continue to incur maintenance and financing costs for that vessel, we may seek to dispose of the affected vessel. Any foreclosure on our vessels or any disposal of a vessel at a time when the value of our vessels is depressed could have a material adverse impact on our business, financial condition results of operations and cash flows.
Acts of piracy on ocean-going vessels could adversely affect our business.
Acts of piracy have historically affected ocean-going vessels. At present, most piracy and armed robbery incidents are recurrent in the Gulf of Aden region off the coast of Somalia, South China Sea, Sulu Sea, Celebes Sea and in particular, the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in 2019. Sporadic incidents of robbery are also reported in many parts of Asia. The political turmoil in the Middle East region may also lead to collateral damages in waters off Yemen. The current diplomatic crisis between Gulf Co-operation Council (GCC) countries may lead to an uncertain security situation in the Middle East region.
The security arrangements made for ship staff and vessels to counteract the ever-evolving security threat and to comply with Best Management Practices to Deter Piracy and Enhance Maritime Security in the Red Sea, Gulf of Aden, the Gulf of Guinea region off Nigeria, Indian Ocean and Arabian Sea add to the cost of operations of our ships.
The “war risks” areas are established by the Joint War Risks Committee. Our vessels often trade in “war risk” areas due to the nature of our business. Due to the above issues when vessels trade in such areas, the insurance premiums are increased significantly to cover for the additional risks.
The above factors could have a material adverse effect on our future performance, results of operations, cash flows and financial position.
Technological innovation could reduce our charter hire income and the value of its vessels.
The charter hire rates and the value and operational life of a vessel are determined by a number of factors including the vessel’s efficiency, operational flexibility and physical life. Efficiency includes speed, fuel economy and the ability to load and discharge cargo quickly. Flexibility includes the ability to enter harbors, utilize related docking facilities and pass through canals and straits. The length of a vessel’s physical life is related to its original design and construction, its maintenance and the impact of the stress of operations. If new tankers are built that are more efficient or more flexible or have longer physical lives than the vessels in our fleet, competition from these more technologically advanced vessels could adversely affect the amount of charter hire payments we receive for our vessels and the resale value of our vessels could significantly decrease. As a result, our business, financial condition, results of operations and cash flows could be adversely affected.
Sulfur regulations to reduce air pollution from ships have resulted in retrofitting of vessels in our fleet and may cause us to incur significant costs.
In October 2016, the IMO set January 1, 2020 as the implementation date for vessels to comply with its low sulfur fuel oil requirement, which cut sulfur levels from 3.5% to 0.5%. The interpretation of  “fuel oil used on board” includes use in main engine, auxiliary engines and boilers. Shipowners may comply with this regulation by (i) using 0.5% sulfur fuels on board, which are currently available around the world but at a higher cost (which may continue to rise) due to, among other things, increased market demand; (ii) installing scrubbers for cleaning of the exhaust gas; or (iii) by retrofitting vessels to be powered by liquefied natural gas (LNG), which may not be a viable option due to the lack of supply network and high costs involved in this process.
To comply with the new regulations, we have signed contracts for the purchase and installation of scrubbers on five of the vessels in our fleet and we have options to purchase and install scrubbers on ten additional vessels. Two of the five vessels were retrofitted with scrubbers in the third quarter of 2019, with the remaining three vessels scheduled to be retrofitted with scrubbers during the first half of 2020. The average cost of the purchase and installation of each scrubber is approximately $3.24 million. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. The purchase and installation of scrubbers involves significant capital expenditures, and the vessels will be out of operation for 25 to 30 days or more in order for the scrubbers to be installed. In addition, future arrangements that we may enter into with respect to shipyard drydock capacity to implement these scrubber installations may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause our vessels to be out of service for even longer periods or installation dates to be delayed. Any unforeseen complications or delays in connection with acquiring, installing, operating or maintaining scrubbers on our vessels could adversely affect our business, financial condition, results of operations and cash flows.
Furthermore, it is uncertain how the availability of high-sulfur fuel oil around the world will be affected by the implementation of IMO 2020, and both the price of high-sulfur fuel generally and the difference in cost between the price of such fuel and low-sulfur fuel in the future are also uncertain. Scarcity in the supply of high-sulfur fuel, or a lower-than-anticipated difference in the costs between the two types of fuel, may cause us to fail to recognize anticipated benefits from installing scrubbers, which could adversely affect our business, financial condition, results of operations and cash flows.
For the vessels in our fleet that have not been retrofitted with scrubbers, we currently use, and intend to continue to use, compliant fuels with 0.5% sulfur content. There is limited or no operating history of using low-sulfur fuel on these vessels, so the impact of using such fuel on such vessels is uncertain. In addition, those vessels will likely incur higher fuel costs associated with using more expensive 0.5% sulfur fuel. Such costs may be material and could adversely affect our business, financial condition, results of operations and cash flows, particularly in any case where vessels owned or operated as part of our business are unable to pass the costs of higher fuel on to charterers due to competition with vessels that have installed scrubbers, market conditions or otherwise.
Costs of compliance with these regulatory changes are uncertain and could be significant and may have a material adverse effect on our future performance, results of operations, cash flows and financial position. See “Item 1. Business — Environmental and Other Regulations — The International Maritime Organization”.
We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect our business, results of operations, cash flows and financial condition.
Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These requirements include, but are not limited to, the OPA, CERCLA, U.S. coastal state laws, requirements of the USCG and the EPA, the U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990), the CWA and the MTSA, EU regulations, and regulations of the IMO, including the International Convention for the Prevention of Pollution from Ships of 1973, as from time to time amended and generally referred to as MARPOL including the designation of ECAs thereunder, SOLAS, the LL Convention, the CLC, the Bunker Convention, and the ISPS Code.
Compliance with such laws and regulations, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast and bilge waters, maintenance and inspection, restrictions on anti-fouling paints, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents.
Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-nautical mile exclusive economic zone around the United States (unless the spill results solely from, under certain limited circumstances, the act or omission of a third party, an act of God or an act of war). An oil spill could result in significant liability, including fines, penalties, criminal liability and remediation costs for natural resource damages under other international and U.S. federal, state and local laws, as well as third-party damages, including punitive damages, and could harm our reputation with current or potential charterers of our tankers.
We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, financial condition, results of operations and cash flows.
Recent action by the IMO’s Maritime Safety Committee and United States agencies indicate that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. This may require companies to implement additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. However, the impact of such regulations is difficult to predict at this time.
If we fail to comply with international safety regulations, we may be subject to increased liability, which may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.
The operation of our vessels is affected by the requirements set forth in the IMO’s ISM Code promulgated by the IMO under SOLAS. The ISM Code requires the party with operational control of a vessel to develop and maintain an extensive “Safety Management System” that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. Failure to comply with the ISM Code may subject us to increased liability and may invalidate existing insurance or decrease available insurance coverage for our affected vessels and such failure may result in a denial of access to, or detention in, certain ports, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We operate tankers worldwide, and as a result, we are exposed to inherent operational and international risks, which may adversely affect our business and financial condition.
The operation of an ocean-going vessel carries inherent risks. Our vessels and their cargoes are at risk of being damaged or lost because of events such as marine disasters, bad weather and other acts of God, business interruptions caused by mechanical failures, grounding, fire, explosions and collisions, human error, war, terrorism, piracy and other circumstances or events. Changing economic, regulatory and political conditions in some countries, including political and military conflicts, have from time to time resulted in attacks on vessels, mining of waterways, piracy, terrorism, labor strikes and boycotts. These hazards may result in death or injury to persons, loss of revenues or property, payment of ransoms, environmental damage, higher insurance rates, damage to customer relationships, market disruptions, and interference with shipping routes (such as delay or rerouting), which may reduce our revenue or increase our expenses and also subject or expose us to litigation. In addition, the operation of tankers has unique operational risks associated with the transportation of oil. An oil spill may cause significant environmental damage, and the associated costs could exceed the insurance coverage available to us. Compared to other types of vessels, tankers are exposed to a higher risk of damage and loss by fire, whether ignited by a terrorist attack, collision, or other cause, due to the high flammability and high volume of the oil transported in tankers.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of revenues while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business, financial condition, results of operations and cash flows. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to the vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant drydocking facilities may adversely affect our business, financial condition, results of operations and cash flows. Further, the total loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator. If we are unable to adequately maintain or safeguard our vessels, we may be unable to prevent any such damage, costs, or loss which could negatively impact our business, financial condition, results of operations, and cash flows.
Increased inspection procedures could increase costs and disrupt our business.
International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination and trans-shipment points. Inspection procedures can result in the seizure of the cargo and/or vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us. It is possible that changes to inspection procedures could impose additional financial and legal obligations on us.
Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.
We conduct most of our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as Brexit, terrorist or other attacks, war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks, as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including increased tensions between the U.S. and Iran, as well as the presence of U.S. or other armed forces in Iraq, Syria, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.
Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States and China have implemented certain increasingly protective trade measures, including tariffs, which have been somewhat mitigated by the recent trade deal (first phase trade agreement) between the United States and China in early 2020, which, among other things, requires China to purchase over $50 billion of energy products including crude oil. The results of the 2016 presidential election and the potential results of the upcoming 2020 presidential election in the United States have created significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations or financial condition.
In January 2020, in response to certain perceived terrorist activity, the United States launched an airstrike in Baghdad that killed a high-ranking Iranian general, increasing hostilities between the U.S. and Iran. This attack or further escalations between the U.S. and Iran that may follow, could result in retaliation from Iran that could potentially affect the shipping industry through increased attacks on vessels in the Strait of Hormuz (which already experienced an increased number of attacks on and seizures of vessels in 2019), or by potentially closing off or limiting access to the Strait of Hormuz where a significant portion of the world’s oil supply passes through. Any restriction on access to the Strait of Hormuz, or increased attacks on vessels in the area, could negatively impact our earnings, cash flow and results of operations.
In the past, political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any future attacks or acts of terrorism or piracy could adversely affect our business whether or not made directly against the Company.
If general economic conditions throughout the world deteriorate, including as a result of COVID-19, it could impair our results of operations, financial condition and cash flows, and our ability to access capital.
Since the beginning of calendar year 2020, the outbreak of the COVID-19 virus has resulted in the implementation of numerous actions by governments and governmental agencies in an attempt to mitigate the spread of the virus. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets which has reduced the global demand for oil and refined petroleum products. While recent actions taken by Saudi Arabia and other OPEC members to increase the production of oil in the near term has resulted in increased tankers rates in the first quarter of this year, the length of time and impact of these production increases is uncertain. We expect that the impact of the COVID-19 virus and the uncertainty in the supply of oil will continue to cause volatility in the commodity markets. The scale and duration of the impact of these factors remain unknown but could have a material impact on our earnings, cash flow and financial condition for 2020.
If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the rate environment in the crude and product markets may deteriorate further and our operations and cash flows may be negatively impacted. In addition, a prolonged negative rate environment could result in the value of our vessels being impaired which could in turn impair our ability to borrow amounts under our revolving credit facilities or to access to credit and capital markets in the future on favorable terms or at all.
The U.K.’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the U.K. elected to withdraw from the EU in a national referendum (informally known as “Brexit”), a process that the government of the U.K. formally initiated in March 2017. Since then, the U.K. and the EU have been negotiating the terms of a withdrawal agreement, which was approved in October 2019 and ratified in January 2020. The U.K. formally exited the EU on January 31, 2020, although a transition period remains in place until December 2020, during which the U.K. will be subject to the rules and regulations of the EU while continuing to negotiate the parties’ relationship going forward, including trade deals. There is currently no agreement in place regarding the aftermath of the withdrawal, creating significant uncertainty about the future relationship between the U.K. and the EU, including with respect to the laws and regulations that will apply as the U.K. determines which EU-derived laws to replace or replicate following the withdrawal. Brexit has also given rise to calls for the governments of other EU member states to consider withdrawal. These developments and uncertainties, or the perception that any of them may occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business and on our consolidated financial position, results of operations and our ability to pay distributions. Additionally, Brexit or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.
Brexit contributes to considerable uncertainty concerning the current and future economic environment. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets.
Our international activities increase the compliance risks associated with economic and trade sanctions imposed by the United States, the European Union and other jurisdictions.
Certain countries (including the Crimea region of Ukraine, Cuba, Iran, North Korea and Syria), entities, persons and organizations are targeted by economic sanctions and embargoes imposed by the United States, the EU and other jurisdictions, and certain countries (currently North Korea, Iran, Sudan and Syria), have been identified as state sponsors of terrorism by the U.S. Department of State. Such economic sanctions and embargo laws and regulations vary in their application with regard to countries, entities, persons and organizations and the scope of activities they subject to sanctions.
Our international operations and activities could expose us to risks associated with trade and economic sanctions, prohibitions or other restrictions imposed by the United States or other governments or organizations, including the United Nations, the UK, the EU and its member countries. In the event of a violation, we may be subject to fines and other penalties, including designation as a blocked or sanctioned entity.
If our vessels call on ports located in countries that are subject to comprehensive sanctions and embargoes imposed by the U.S. or other governments or our vessels transport cargo connected with sanctioned charterers, shippers or other entities, our reputation and the market for our securities may be adversely affected.
These sanctions and embargo laws and regulations may be strengthened, relaxed or otherwise modified over time. Governments may seek to impose modifications to prohibitions/restrictions on business practices and activities, which may increase compliance costs and risks.
Iran
Since 2010, the scope of sanctions imposed against Iran, the government of Iran and persons engaging in certain activities or doing certain business with and relating to Iran has been expanded by a number of jurisdictions, including the United States, the UK, the EU and Canada. In 2010, the United States enacted the Comprehensive Iran Sanctions Accountability and Divestment Act (“CISADA”), which expanded the scope of the former Iran Sanctions Act. The scope of U.S. sanctions against Iran were expanded subsequent to CISADA by, among other U.S. laws, the National Defense Authorization Act of 2012 (“2012 NDAA”), the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), Executive Order 13608, Executive Order 13662, and the Iran Freedom and Counter-Proliferation Act of 2012 (“IFCA”). The foregoing laws, among other things, expanded the application of prohibitions on non-U.S. companies, such as the Company, limiting the ability of non-U.S. companies and other non-U.S. persons to do business or trade with Iran.
U.S. economic sanctions on Iran fall into two general categories: “primary” sanctions, which prohibit U.S. persons or U.S. companies and their foreign branches (and in some instances foreign subsidiaries owned or controlled by U.S. persons), U.S. citizens, U.S. permanent residents, and persons within the territory of the United States from engaging in all direct and indirect trade and other transactions with Iran without U.S. government authorization, and “secondary” sanctions, which apply to all persons and under which non-U.S. persons can face negative consequences for engaging in certain types of activities involving Iran.
Most of the EU sanctions and U.S. secondary sanctions with respect to Iran (including, inter alia, CISADA, ITRA, and IFCA) were suspended in 2016 through the implementation of the JCPOA entered into between Iran and the permanent members of the United Nations Security Council (China, France, Russia, the United Kingdom and the United States) and Germany, together with the EU. However, the U.S. sanctions have been reimposed as a result of the United States’ withdrawal from the JCPOA. France, Germany, and the United Kingdom have accused Iran of breaching the agreement and have triggered the dispute resolution mechanism under the JCPOA, which also could lead to the reimposition of certain sanctions against Iran by the EU and potentially the UN. The U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) issued an advisory in September 2019 to the maritime petroleum shipping community that emphasizes the significant U.S. sanctions risks for parties involved in shipping petroleum or petroleum products from Iran to Syria, China, and elsewhere.
EU sanctions remain in place in relation to the export of arms and military goods, missiles-related goods and items that might be used for internal repression. Also, certain nuclear-related EU sanctions remain in place, such as restrictions related to graphite and certain raw or semi-finished metals and goods listed in the Nuclear Suppliers group or that could contribute to nuclear-related activities.
Numerous individuals and entities remain sanctioned and the prohibition to make available, directly or indirectly, economic resources or funds to or for the benefit of sanctioned parties remains. “Economic resources” is widely defined and it remains prohibited to provide vessels for a fixture from which a sanctioned party (or parties related to a sanctioned party) directly or indirectly benefits. It is therefore still necessary to carry out due diligence on the parties and cargoes involved in fixtures involving Iran.
Russia and Ukraine
As a result of the crisis in Ukraine and the annexation of Crimea by Russia in 2014, both the United States and the EU have implemented sanctions against certain persons and entities.
The EU has imposed travel bans and asset freezes on certain persons and entities pursuant to which it is prohibited to make available, directly or indirectly, economic resources or assets to or for the benefit of the sanctioned parties. Certain Russian ports, including Kerch Commercial Port, Sevastopol Commercial Seaport and Feodosia Commercial Port are subject to the above restrictions. Other entities are subject to sanctions which limit the provision of equity and debt financing to the listed entities. In addition, various restrictions on trade have been implemented which, amongst others, include a prohibition on the import into the EU of goods originating in Crimea or Sevastopol, a prohibition on the supply of certain goods and technologies suited for use in the transport, telecommunications, energy or oil, gas and mineral resources sectors to anyone in or for use in Crimea or Sevastopol, as well as restrictions on trade in certain dual-use and military items and restrictions in relation to various items of technology associated with the oil industry for use in deep water exploration and production, Arctic oil exploration and production or shale oil projects in Russia. As such, it is important to carry out due diligence on the parties and cargoes involved in fixtures relating to Russia.
The United States has imposed sanctions against certain designated Russian entities and individuals (“U.S. Russian Sanctions Targets”). These sanctions block the property and all interests in property of the U.S. Russian Sanctions Targets. This effectively prohibits U.S. persons from engaging in any economic or commercial transactions with the U.S. Russian Sanctions Targets unless the same are authorized by the OFAC. Similar to EU sanctions, U.S. sanctions also entail restrictions on certain exports from the United States to Russia and the imposition of Sectoral Sanctions that restrict the provision of equity and debt financing to designated Russian entities, as well as restrict certain dealings in goods, services or technology in support of exploration or production for deepwater, Arctic offshore or shale projects that involve certain designated Russian entities. While the prohibitions of these sanctions are not directly applicable to the Company, the Company has compliance measures in place to guard against transactions with U.S. Russian

Sanctions Targets which may involve the United States or U.S. persons and thus implicate restrictions. The United States also maintains prohibitions on trade with Crimea.
The U.S.’s “Countering America’s Adversaries Through Sanctions Act” (Public Law 115-44) authorizes imposition of new sanctions on Iran, Russia, and North Korea. These sanctions prohibit a variety of activities involving Russia.
Venezuela-Related Sanctions
The U.S. sanctions with respect to Venezuela generally prohibit U.S. persons from engaging in transactions with or involving the Government of Venezuela, Petróleos de Venezuela, S.A., or any other designated persons and entities. “Government of Venezuela” is defined broadly and includes any political subdivision, agency or instrumentality thereof, as well as any person owned or controlled, directly or indirectly, by the foregoing, and any person who has acted or purported to act directly or indirectly for or on behalf of, any of the foregoing. The U.S. sanctions with respect to Venezuela also authorize the U.S. to sanction non-U.S. shipowners, ship operators and traders that facilitate the transportation or export of sanctioned goods or otherwise attempt to evade the U.S. sanctions. The U.S. has imposed such sanctions on non-U.S. shipowners and ship operators.
Other U.S. Economic Sanctions and Sanctions Targets
In addition to Iran and certain Venezuelan and Russian entities and individuals, as indicated above, the United States maintains economic sanctions against Syria, Cuba, North Korea, the Crimea region of Ukraine and sanctions against entities and individuals (such as entities and individuals in the foregoing targeted countries, designated terrorists and narcotics traffickers) whose names appear on the List of Specially Designated Nationals and Blocked Persons maintained by the U.S. Treasury Department (collectively, “Sanctions Targets”). We are subject to the prohibitions of these sanctions to the extent that any transaction or activity that we engage in involves Sanctions Targets and a U.S. person or otherwise has a nexus to the United States. We are also subject to the secondary sanctions that apply to certain dealings with Sanctions Targets.
Other EU Economic Sanctions Targets
The European Union also maintains sanctions against Syria, North Korea and certain other countries and against persons, entities, groups or organizations listed by the EU. These sanctions regimes can also evolve and new countries can be made subject to sanctions including in the UK after EU law no longer applies after December 31, 2020. These restrictions can apply to our operations and as such, to the extent that these countries may be involved in any business, compliance with all relevant applicable restrictions is burdensome and we will need to continue to carry out checks to ensure compliance with all relevant applicable restrictions and to carry out due diligence checks on counterparties and cargoes.
Possible Conflict of Laws and Risks Related to Blocking Regulation
As noted above, a violation of the EU Blocking Regulation, where applicable, can give rise to enforcement actions and result in the imposition of penalties. EU operators are also entitled to recover any damages from anyone causing damage to that operator by the application of the blocked sanctions or by actions based thereon or resulting therefrom, or from any person acting on its behalf or intermediary. This can give rise to conflicting obligations under EU and U.S. legislation, and to risks of claims for damages by EU operators when companies or natural persons act in compliance with the blocked sanctions of the United States.
We need to be aware of possible conflicting obligations. It is also important for us to assess possible risks related to action for damages under the EU Blocking Regulation, when carrying out our operations.
Compliance and Related Risks
Given the prohibitions described above and the nature of our business, there is a sanctions risk for us due to the worldwide trade of our vessels. To reduce the risk of violating economic sanctions, we have a policy of compliance with applicable economic sanctions laws and have implemented and continue to implement and adhere to compliance procedures to avoid economic sanctions violations.
We do not generally do business in sanctions-targeted jurisdictions unless an activity is not restricted or we are authorized by the appropriate governmental or other sanctions authority. In addition, our charter agreements include provisions that restrict trades of our vessels to countries or to sub-charterers targeted by economic sanctions unless such trades involving sanctioned countries or persons are permitted under applicable economic sanctions and embargo regimes. To maintain our compliance with applicable sanctions and embargo laws and regulations, we monitor and review the movement of our vessels, as well as the cargo being transported by our vessels, on a continuing basis.
Although we believe that we are in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our securities may adversely affect the price at which our securities trade.
Although we intend to comply with all applicable sanctions and embargo laws and regulations, and although we have various policies and controls designed to help ensure our compliance with these economic sanctions and embargo laws, it is nevertheless possible that third-party charterers of our vessels, or their sub-charterers, may arrange for vessels in our fleet to call on ports located in one or more sanctioned countries. Our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation.
Despite, for example, relevant provisions in charter agreements forbidding the use of our vessels in trade that would violate economic sanctions, our charterers may nevertheless violate applicable sanctions and embargo laws and regulations and those violations could in turn negatively affect our reputation and be imputed to us. It is possible that the charterers of our vessels may violate applicable sanctions, laws and regulations, using our vessels or otherwise, and the applicable authorities may seek to review our activities as the vessel owner.
Should one of our charterers engage in actions that involve us or our vessels and that could lead to violations of economic sanctions and embargo laws or regulations, we would rely on our monitoring and control systems, including documentation, such as bills of lading, regular check-ins with the crews of our vessels and electronic tracking systems on our vessels to detect such actions on a prompt basis and seek to prevent them from occurring.
Notwithstanding the above, it is possible that new, or changes to existing, sanctions-related legislation or agreements may impact our business. We are regularly monitoring developments in the United States, the UK, the EU and other jurisdictions that maintain economic sanctions, including developments in implementation and enforcement of such sanctions programs. Expansion of sanctions programs, embargoes and other restrictions in the future (including additional designations of countries and persons subject to sanctions), or modifications in how existing sanctions are interpreted or enforced, could prevent our vessels from calling in ports in sanctioned countries or could limit their cargoes. If any of the risks described above materialize, it could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our current or future counterparties may be affiliated with persons or entities that are or may be in the future the subject of sanctions imposed by the United States, the UK, the EU, and/or other governmental international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions, our business, financial condition, results of operations and cash flows may be adversely affected or we may suffer reputational harm. Currently, we do not believe that any of our existing counterparties are affiliated with persons or entities that are subject to such sanctions.

Although we do not believe that current sanctions and embargoes prevent our vessels from making all calls to ports in the sanctioned countries, potential investors could view such port calls negatively, which could adversely affect our reputation and the market for our common shares. Some investors may decide to divest their interest, or not to invest, in the Company simply because we do business with companies that do business in sanctioned countries. Investor perception of the value of our securities may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.
Given our relationship with our affiliates and subsidiaries, we cannot give any assurance that an adverse finding against any of the affiliates and subsidiaries by a governmental or legal authority with respect to the matters discussed herein or any future matter related to regulatory compliance by us or the affiliates and subsidiaries, will not have a material adverse impact on our business, financial condition, results of operations and cash flows.
In 2018, prior to the separation of the Athena Vessels in connection with the Transactions, one vessel then-owned by CPLP made a port call in Iran in March 2018 while the vessel was sublet by an unaffiliated charterer under a voyage charter. In 2017, vessels then-owned by CPLP and chartered under time charter parties to a subsidiary of Capital Maritime & Trading Corp. (“CMTC”), CPLP’s sponsor and the parent of CPLP’s general partner, made the following port calls to Iran and Sudan: four port calls to Iran to load crude oil, three port calls to Iran to discharge vegetable oils and two port calls to Sudan to discharge palm and vegetable oils. In addition, in 2017, one vessel then-owned by CPLP made a port call to Sudan to discharge fuel oil while employed under a voyage charter to an unaffiliated third party. Each of these port calls occurred while the respective vessel was chartered out to an unaffiliated charterer or sub-charterer under the instructions of such charterer or sub-charterer.
We believe that all such port calls were made in compliance with applicable economic sanctions laws and regulations, including those of the United States, the European Union and other relevant jurisdictions.
The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.
We expect that our vessels will call in ports where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband, whether inside or attached to the hull of the vessel and whether with or without the knowledge of any of its crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Maritime claimants could arrest or attach our vessels, which would have a negative effect on our cash flows.
Crew members, suppliers of goods and services to a vessel, shippers of cargo, lenders, and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting or attaching a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our business or require us to pay large sums of money to have the arrest lifted, which would have a negative effect on our cash flows.
In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel, which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could try to assert “sister ship” liability against one vessel in our fleet for claims relating to another of our ships.
Governments could requisition our vessels during a period of war or emergency, which may negatively impact our business, financial condition, results of operations and cash flows.
A government could requisition one or more of our vessels for title or hire. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Also, a government could requisition our vessels for hire. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency. Government requisition of one or more of our vessels may negatively impact our business, financial condition, results of operations and cash flows.
Risks Related to Our Business and Operations
The failure of our counterparties to meet their obligations under its charter agreements could cause us to suffer losses or otherwise adversely affect our business.
We have entered into, and may enter into in the future, various contracts, including, without limitation, charter and pooling agreements relating to the employment of our vessels, newbuilding contracts, debt facilities, and other agreements. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its respective obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the maritime and offshore industries, and the overall financial condition of the counterparty.
In addition, with respect to our charter arrangements, in depressed market conditions, our charterers may no longer need a vessel that is then under charter or may be able to obtain a comparable vessel at lower rates. As a result, charterers may seek to renegotiate the terms of their existing charter agreements or avoid their obligations under those contracts. If our charterers fail to meet their obligations to us or attempt to renegotiate our charter agreements, it may be difficult to secure substitute employment for such vessel, and any new charter arrangements we secure in the spot market or on time charters may be at lower rates. As a result, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may have difficulty managing planned growth properly, and any significant corporate transactions may not achieve their intended results.
One of our principal strategies is to continue to grow by expanding our operations and adding to our operating fleet. Our future growth will primarily depend upon a number of factors, some of which may not be within our control. These factors include our ability to:
•
identify suitable tankers and/or shipping companies for acquisitions at attractive prices;

•
obtain required financing for our existing and new operations on favorable terms, or at all;

•
identify businesses engaged in managing, operating or owning tankers for acquisitions or joint ventures;

•
integrate any acquired tankers or businesses successfully with our existing operations, including obtaining any approvals and qualifications necessary to operate vessels that we acquire;

•
hire, train and retain qualified personnel and crew to manage and operate our growing business and fleet;

•
identify additional new markets;

•
enhance our customer base; and

•
improve our operating, financial and accounting systems and controls.

Our failure to effectively identify, purchase, develop and integrate additional tankers or businesses could adversely affect our business, financial condition, results of operations and cash flows. The number of employees that perform services for us and our current operating and financial systems may not be adequate as we implement our plan to expand the size of its fleet, and we may not be able to effectively hire more employees or adequately improve those systems. Future acquisitions may also require additional issuances of our equity or debt securities (with amortization payments). If any such events occur, our financial condition may be adversely affected. We cannot give any assurance that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with our future growth.
Growing any business by acquisition presents numerous risks, such as undisclosed liabilities and obligations, difficulty in obtaining additional qualified personnel and managing relationships with customers and suppliers and integrating newly acquired operations into existing infrastructures. The expansion of our fleet may impose significant additional responsibilities on our management and may necessitate an increase in the number of personnel. Other risks and uncertainties include distraction of our management from current operations, insufficient revenue to offset liabilities assumed, potential loss of significant revenue and income streams, unexpected expenses, inadequate return of capital, potential acceleration of taxes currently deferred, regulatory or compliance issues, the triggering of certain covenants contained in our loan agreements (including accelerated repayment) and other unidentified issues that may not be discovered or discoverable in due diligence. As a result of the risks inherent in such transactions, we cannot guarantee that any such transaction would ultimately result in the realization of the anticipated benefits of the transaction or that significant transactions would not have a material adverse impact on our business, financial condition, results of operations and cash flows.
If we purchase and operate secondhand vessels, we will be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
Our current business strategy includes additional future growth through the acquisition of secondhand vessels, newbuild resales as well as vessel orders from shipyards. While we typically inspect secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Generally, we do not receive the benefit of warranties from the builders for the secondhand vessels that we acquire.
In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel efficient than more recently constructed vessels due to improvements in engine technology. Governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which the vessels may engage. As our vessels age, market conditions may not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Any vessel modification projects we undertake could have significant cost overruns or delays or fail to achieve the intended results.
Market volatility and higher fuel prices, coupled with increased regulation and concern about the environmental impact of the international shipping industry, have led to an increased focus on fuel efficiency and controlling emissions. Many shipowners have implemented vessel modification programs for their existing ships in an attempt to capture potential efficiency gains and to comply with emissions requirements. We will consider making modifications to our fleet where we believe the efficiency gains will result in a positive return for our shareholders. However, these types of projects are subject to risks of delay and cost overruns, resulting from shortages of equipment, unforeseen engineering problems, work stoppages, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor, among other problems. In addition, any completed modification may not achieve the full expected benefits or could even compromise our fleet’s ability to operate at higher speeds, which is an important factor in generating additional revenue in an improving freight rate environment. The failure to successfully complete any modification project we undertake or any significant cost overruns or delays in any retrofitting projects could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We may experience operational problems with vessels that reduce revenue and increase costs.
Product and crude tankers are complex vessels and their operation is technically challenging. Marine transportation operations are subject to mechanical risks and problems, in addition to challenges resulting from harsh weather conditions on the high seas. Operational problems may lead to loss of revenue or higher than anticipated operating expenses or require additional capital expenditures. Any of these results could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We rely on information technology systems and networks to manage and operate our business. These systems may be damaged, intruded upon, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents or otherwise) and we may suffer any resulting interruptions in our ability to manage and operate our business. Our operations could be targeted by individuals or groups seeking to sabotage or disrupt our information technology systems and networks, or to steal data. A successful cyberattack could materially disrupt our operations, including the safety or operation of our vessels, or lead to unauthorized release of information or alteration of information on our systems. Any such attack or other breach of our information technology systems could have a material adverse impact on our business, financial condition, results of operations and cash flows.
If we are unable to operate our vessels profitably, we may be unsuccessful in competing in the highly competitive international tanker market, which would negatively affect our financial condition and our ability to expand our business.
The operation of tanker vessels and transportation of petroleum products is extremely competitive, in an industry that is capital intensive and highly fragmented. Competition arises primarily from other tanker owners, including major oil companies as well as independent tanker companies, some of whom have substantially greater resources than we do. Competition for the transportation of oil and petroleum products can be intense and depends on price, location, size, age, condition and the acceptability of the tanker and its operators to the charterers. We may be unable to compete effectively with other tanker owners, including major oil companies as well as independent tanker companies.
Our market share may decrease in the future. We may not be able to compete profitably as we expand our business into new geographic regions or provide new services. New markets may require different skills, knowledge or strategies than we use in our current markets, and the competitors in those new markets may have greater financial strength and capital resources than we do. Inability to compete effectively could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could adversely affect our financial condition.
Although we believe we have a sufficient level of cash and cash equivalents to cover our working capital needs in the ordinary course of business for the foreseeable future, we may, from time to time, explore additional financing sources and means to improve our liquidity and lower our cost of capital, which could include equity, equity-linked and debt financing activities. In addition, from time to time, we review acquisition and investment opportunities to further implement our business strategy and may fund these investments with bank financing, the issuance of debt or equity or a combination thereof.
In line with industry practice, our suppliers provide us with short-term credit, or short-term supply credits, to purchase, among other things, bunkers and other petroleum products. If our short-term supply credits are reduced or withdrawn, it could have a material adverse effect on our financial condition.
In addition, if satisfactory funding is unavailable or insufficient at any time in the future, we may be unable to respond to competitive pressures or requirements from customers or regulatory authorities regarding vessel maintenance and fleet age or take advantage of lucrative business opportunities.
The availability of financing depends in significant measure on capital markets and liquidity factors over which we exert no control. In light of periodic uncertainty in the capital and credit markets, we can provide no assurance that sufficient financing will be available on desirable terms or at all to improve our liquidity, fund investments, acquisitions or extraordinary actions or that our counterparties in any such financings would honor their contractual commitments, which in turn could negatively affect our business, results of operations and financial condition.

Our growth depends on our ability to expand relationships with existing customers and obtain new customers, for which we will face substantial competition.
The process of obtaining new charters is highly competitive, generally involves an intensive screening process and competitive bids and often extends for several months. Contracts are awarded based upon a variety of factors, including:
•
the operator’s industry relationships, experience and reputation for customer service, quality operations and safety;

•
the operator’s construction management experience, including the ability to obtain on-time delivery of new vessels according to customer specifications;

•
the quality and age of the vessels;

•
the quality, experience and technical capability of the crew;

•
the operator’s willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events; and

•
the competitiveness of the bid in terms of overall price.

Our ability to obtain new customers will depend upon a number of factors, including our ability to:
•
successfully manage our liquidity and obtain the necessary financing to fund our anticipated growth;

•
attract, hire, train and retain qualified personnel and managers to manage and operate our fleet;

•
identify and consummate desirable acquisitions, joint ventures or strategic alliances; and

•
identify and capitalize on opportunities in new markets.

We expect competition for providing transportation services from a number of experienced companies, some with greater resources than us. As a result, we may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis or at all, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our operating results are subject to seasonal fluctuations.
Tanker markets are typically stronger in the winter months as a result of increased oil consumption in the northern hemisphere but weaker in the summer months as a result of lower oil consumption in the northern hemisphere and refinery maintenance that is typically conducted in the warmer months. In addition, unpredictable weather patterns during the winter months in the northern hemisphere tend to disrupt vessel routing and scheduling. The oil price volatility resulting from these factors has historically led to increased oil trading activities in the winter months. As a result, revenues generated by our vessels have historically been weaker during the quarters ended June 30 and September 30 and stronger in the quarters ended March 31 and December 31. This seasonality could have an adverse effect on our future performance, results of operations, cash flows and financial position.
If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our business, financial condition, results of operations and cash flows.
If we do not set aside funds and are unable to either borrow or raise funds for vessel replacement or can only do so at prohibitively higher interest rates, we may be unable to replace some or all of the vessels in our current fleet upon the expiration of their remaining useful lives, which we expect to occur between 2031 to 2042, depending on the vessel. Our cash flows and income are dependent on the revenues earned by the chartering of our vessels. Higher interest rates would affect our financial condition even for vessels that we are able to replace. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives or to do so only at higher interest rates, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our insurance may not be adequate to cover our losses that may result from our operations due to the inherent operational risks of the tanker industry.
We carry insurance to protect us against most of the accident-related risks involved in the conduct of our business, including marine hull and machinery insurance, protection and indemnity insurance, which include pollution risks, crew insurance and war risk insurance. However, we may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on us. Additionally, our insurers may refuse to pay particular claims and our insurance may be voidable by the insurers if we take, or fails to take, certain action, such as failing to maintain certification of our vessels with applicable maritime regulatory organizations. Any significant uninsured or under-insured loss or liability could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may not be able to obtain adequate insurance coverage at reasonable rates in the future during adverse insurance market conditions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in the insurance markets attributable to terrorist attacks, political uncertainty, piracy, safety incidents or environmental disasters may also make certain types of insurance more difficult for us to obtain due to increased premiums or reduced or restricted coverage for losses caused by terrorist acts, piracy or environmental disasters generally, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Because we obtain some of our insurance through protection and indemnity associations, which result in significant expenses to us, we may be required to make additional premium payments.
We may be subject to increased premium payments, or calls, in amounts based on our claim records, the claim records of CSM or technical managers, as well as the claim records of other members of the protection and indemnity associations through which we receive insurance coverage for tort liability, including pollution-related liability. Our protection and indemnity associations may not have sufficient resources to cover claims made against them. Our payment of these calls could result in significant expense to us, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Various tax rules may adversely impact our results of operations and financial position.
We may be subject to taxes in the United States and other jurisdictions in which we operate. If the Internal Revenue Service (the “IRS”), or other taxing authorities disagree with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material adverse impact on our business, financial condition, results of operations and cash flows.
U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences for U.S. shareholders.
A foreign corporation will be treated as a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of   “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of   “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. shareholders of a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on current and anticipated operations, we believe that we are not currently a PFIC nor do we expect to become a PFIC. Our belief is based principally on the advice we has received that the gross income we derives from our time chartering activities should constitute services income rather than rental income. Accordingly, we intend to take the position that such income does not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. However, no assurance can be given that the IRS or a U.S. court of law will accept this position, and there is accordingly a risk that the IRS or a U.S. court could determine that we are or were a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be a change in our assets, income or operations.
If the IRS were to find that we are or have been a PFIC for any taxable year, our U.S. shareholders would face adverse U.S. federal income tax consequences and incur certain information reporting obligations. Under the PFIC rules, unless those shareholders make an election available under the U.S. Internal Revenue Code of 1986, as amended (the “Code”) (which election could itself have adverse consequences for such shareholders), such shareholders would be subject to U.S. federal income tax at the then prevailing maximum rates on ordinary income plus interest, in respect of excess distributions and upon any gain from the disposition of their Diamond S common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of the Diamond S common shares.
We may have to pay tax on U.S.-source shipping income, which would reduce our earnings.
Under the Code, a foreign corporation that recognizes income attributable to transportation that begins or ends (but that does not begin and end) in the United States, as we and our subsidiaries do, may be subject to U.S. federal income taxation under one of two alternative tax regimes unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury Regulations thereunder: the 4% gross basis tax or the net basis tax and branch tax. The imposition of any such taxation would have a negative effect on our business and would decrease our earnings available for distribution to our shareholders.
We and our subsidiaries cannot be certain that we will qualify for this statutory tax exemption. There are factual circumstances beyond our control that could prevent us from qualifying for this tax exemption and that could cause us to become subject to U.S. federal income tax on our U.S. source shipping income. In particular, we may not qualify for exemption under Section 883 of the Code for a particular taxable year if shareholders with a five percent or greater interest in our common shares (“5% Shareholders”) owned, in the aggregate, 50% or more of our outstanding common shares for more than half the days during the taxable year, and there do not exist sufficient 5% Shareholders that are qualified shareholders for purposes of Section 883 of the Code to preclude nonqualified 5% Shareholders from owning 50% or more of our common shares for more than half the number of days during such taxable year or we are unable to satisfy certain substantiation requirements with regard to our 5% Shareholders. We believe that there is a risk that this 5% Shareholder exception could apply to us, especially in our first year of operation.
Our inability to attract and retain qualified personnel could have an adverse effect on our business.
Attracting and retaining skilled personnel is an important factor in our future success. The market for qualified personnel is highly competitive and we cannot be certain that we will be successful in attracting and retaining qualified personnel in the future. Failure to attract and retain qualified personnel could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent on our in-house subsidiary which provides technical and commercial management services and administrative services and our third-party technical managers and other agents for the commercial, technical and administrative management of our business, and their ability to hire and retain key personnel, and the failure of our in-house subsidiary which provides technical and commercial management services and administrative services or its third-party technical managers and other agents to satisfactorily perform their services may adversely affect our business. Our success also depends upon our technical managers’ ability to hire and retain key personnel. The underperformance by these firms could adversely affect our business prospects and financial condition. The loss of any of our technical managers’ services or failure by any of our technical managers to perform its obligations could materially and adversely affect the results of our operations. If any of our technical management agreements were to be terminated or if any of their terms were to be altered, our business could be adversely affected, as we may not be able to immediately replace such services. Even if replacement services were immediately available, the terms offered could be less favorable than those under our current technical management agreements.
In such outsourcing arrangements, we have transferred direct control over technical and commercial management of some of our vessels while maintaining significant oversight and audit rights and must rely on third party service providers to, among other things:
•
comply with contractual commitments, including with respect to safety, quality and environmental compliance of the operations of our vessels;

•
comply with requirements imposed by the U.S. government, the U.N. and the EU (1) restricting calls on ports located in countries that are subject to sanctions and embargoes and (2) prohibiting bribery and other corrupt practices;

•
respond to changes in customer demands for our vessels;

•
obtain supplies and materials necessary for the operation and maintenance of our vessels;

•
mitigate the impact of labor shortages and/or disruptions relating to crews on our vessels; and

•
provide services to our vessels of the same quality and at similar costs to those provided to its other customers.

The failure of third-party service providers to meet such commitments could lead to legal liability or other damages. Failure by such providers to comply with relevant laws may subject us to liability or damage our reputation. Furthermore, damage to any such third party’s reputation, relationships or business may reflect on us directly or indirectly, and could have a material adverse impact on our business, financial condition, results of operations and cash flows.
There may be conflicts of interest between us and CSM that may not be resolved in our favor.
In addition to managing our vessels, CSM also manages ships on behalf of CPLP, CMTC and other parties. Conflicts of interest may arise between CSM’s obligations to other parties, on the one hand, and us or our shareholders, on the other hand. As a result of these conflicts, CSM may favor the interests of other parties over our interests or those of our shareholders. This could result in a material adverse impact on our business, financial condition, results of operations and cash flows.
Our tanker vessels’ present and future employment could be adversely affected by an inability to clear the oil majors’ risk assessment process.
Shipping, and especially crude oil, refined product and chemical tankers, has been, and will remain, heavily regulated. The so-called “oil majors”, together with a number of commodities traders, represent a significant percentage of the production, trading and shipping logistics (terminals) of crude oil and refined products worldwide. Concerns for the environment have led the oil majors to develop and implement a strict ongoing due diligence process when selecting their commercial partners. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel operator and the vessel, including physical ship inspections, completion of vessel inspection questionnaires performed by accredited inspectors and the production of comprehensive risk assessment reports. In the case of term charter relationships, additional factors are considered when awarding such contracts, including:
•
office assessments and audits of the vessel operator;

•
the operator’s environmental, health and safety record;

•
compliance with the standards of the IMO;

•
compliance with heightened industry standards that have been set by several oil companies;

•
shipping industry relationships, reputation for customer service, technical and operating expertise;

•
compliance with oil majors’ codes of conduct, policies and guidelines, including transparency, anti-bribery and ethical conduct requirements and relationships with third parties;

•
shipping experience and quality of ship operations, including cost-effectiveness;

•
quality, experience and technical capability of crews;

•
the ability to finance vessels at competitive rates and overall financial stability;

•
relationships with shipyards and the ability to obtain suitable berths;

•
construction management experience, including the ability to procure on-time delivery of new vessels according to customer specifications;

•
willingness to accept operational risks pursuant to the charter, such as allowing termination of the charter for force majeure events; and

•
competitiveness of the bid in terms of overall price.

Should CSM or any of our third-party ship managers not continue to successfully clear the oil majors’ risk assessment processes on an ongoing basis, our vessels’ present and future employment, as the well as our relationship with our existing charterers and our ability to obtain new charterers, whether medium- or long-term, could be adversely affected. Such a situation may lead to the oil majors’ terminating existing charters and refusing to use our vessels in the future, which would adversely affect our business, financial condition, results of operations and cash flows. See “Item 1. Business — Major Oil Company Vetting Process.”
Marine transportation is inherently risky, and an incident involving significant loss of, or environmental contamination by, any of our vessels could harm our reputation and business.
Our vessels and their cargoes are at risk of being damaged or lost because of events such as:
•
marine disasters;

•
bad weather;

•
mechanical failures;

•
grounding, fire, explosions and collisions;

•
piracy;

•
human error; and

•
war and terrorism.

An accident involving any of our vessels could result in any of the following:
•
environmental damage, including liabilities and costs to recover spilled oil or other petroleum products, and to pay for environmental damage and ecosystem restoration where the spill occurred;

•
death or injury to persons, or loss of property;

•
delays in the delivery of cargo;

•
loss of revenues from, or termination of, charter contracts;

•
governmental fines, penalties or restrictions on conducting business;

•
higher insurance rates; and

•
damage to our reputation and customer relationships generally.

Any of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Failure to comply with the Foreign Corrupt Practices Act (“FCPA”) could result in fines, criminal penalties, contract terminations and an adverse effect on our business.
We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of conduct and ethics which is consistent and in full compliance with the FCPA. We are subject, however, to the risk that we, our affiliated entities, ours or our affiliated entities’ respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Risks Related to Our Indebtedness and Financing
Servicing our current or future indebtedness limits funds available for other purposes and if we cannot service our debt, we may lose our vessels.
Borrowings under our debt facilities require us to dedicate a part of our cash flow from operations to paying interest on our indebtedness. These payments limit funds available for working capital, capital expenditures and other purposes. Amounts borrowed under our secured debt facilities bear interest at variable rates. Increases in prevailing rates could increase the amounts that we would have to pay to our lenders, even though the outstanding principal amount remained the same, and our net income and cash flows would decrease. We expect our earnings and cash flow to vary from year to year due to the cyclical nature of the tanker industry. If we do not generate or reserve enough cash flow from operations to satisfy our debt obligations, we may have to make alternative financial arrangements which may include seeking to raise additional capital, refinancing or restructuring our debt, selling tankers, or reducing or delaying capital investments. However, these alternative financial arrangements, if necessary, may not be available or sufficient to allow us to meet our debt obligations.
If we are unable to meet our debt obligations or if some other default occurs under our debt facilities, our lenders could elect to declare that debt, together with accrued interest and fees, to be immediately due and payable and proceed against the collateral vessels securing that debt even though the majority of the proceeds used to purchase the collateral vessels did not come from our debt facilities.
Our debt financing agreements contain restrictive covenants and financial covenants which may limit our ability to conduct certain activities, and further, we may be unable to comply with such covenants, which could result in a default under the terms of such agreements. Our debt agreements impose operating and financial restrictions on us. These restrictions may limit our ability, or the ability of our subsidiaries party thereto, to, among other things:
•
pay dividends and make capital expenditures if there is a default under its debt facilities;

•
make capital expenditures unless related to the use, operation, trading, repairs and maintenance work on collateral vessels or improvements to collateral vessels;

•
incur additional indebtedness, including the issuance of guarantees;

•
create liens on its assets;

•
change the flag, class or management of its vessels or terminate or materially amend the management agreement relating to each vessel;

•
sell the Company’s vessels;

•
merge or consolidate with, or transfer all or substantially all the Company’s assets to, another person; or

•
enter into a new line of business.

Therefore, we will need to seek permission from our lenders in order to engage in certain corporate actions if such actions do not otherwise comply with the restrictions under its debt facilities. Our lenders’ interests may be different from ours, and we may not be able to obtain our lenders’ permission when needed. This may limit our ability to pay dividends, finance our future operations or capital requirements, make acquisitions or pursue business opportunities.

In addition, the terms and conditions of certain of our loan agreements require us to maintain specified financial ratios and satisfy financial covenants, including ratios and covenants based on the market value of the vessels in our fleet. Should our charter rates or vessel values materially decline in the future, we may seek to obtain waivers or amendments from our lenders with respect to such financial ratios and covenants, or we may be required to take action to reduce our debt or to act in a manner contrary to our business objectives to meet any such financial ratios and satisfy any such financial covenants. If we are not able to obtain such waivers or consents to such amendments from our lenders or reduce our debt due to the decline in our vessel values, we will likely be in default of such covenants, including our collateral maintenance covenant.
Events beyond our control, including changes in the economic and business conditions in the shipping markets in which we operate, may affect our ability to comply with these covenants. We cannot provide any assurance that we will meet these ratios or satisfy these covenants or that our lenders will waive any failure to do so or amend these requirements. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our credit facilities would prevent us from borrowing additional money under our credit facilities and could result in a default under one or more of our credit facilities. If a default occurs under our credit facilities and our lenders were to declare the outstanding debt, together with accrued interest and other fees, to be immediately due and payable, our lenders could foreclose on the collateral securing that debt, which could constitute all or substantially all of our assets. Moreover, in connection with any waivers or amendments to credit facilities that we may obtain, our lenders may impose additional operating and financial restrictions on us or modify the terms of our existing credit facilities. These restrictions may further restrict our ability to, among other things, pay dividends, repurchase our common shares, make capital expenditures, or incur additional indebtedness.
Furthermore, our debt agreements contain cross-default and cross-acceleration provisions that may be triggered if we default under the terms of any one of our financing agreements. In the event of default under one of our debt agreements, the lenders under our other debt agreements could determine that we are in default under such other financing agreements. Such cross-defaults could result in the acceleration of the maturity of such indebtedness under these agreements and the lenders thereunder may foreclose upon any collateral securing that indebtedness, including our vessels, even if we were to subsequently cure such default. In the event of such acceleration or foreclosure, we might not have sufficient funds or other assets to satisfy all of our obligations, which would have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in bankruptcy or other insolvency proceedings.
We have in the past, and may in the future, enter into interest rate swap agreements, which are subject to counterparty risks and may be insufficient to protect us against volatility in LIBOR rates and amounts due under our credit facilities.
From time to time, we may hedge against the floating interest rate risks under our credit facilities that are not cash flow hedges and are reported in income and, accordingly, could materially affect our reported income in any period. Moreover, in light of current economic uncertainty, we may be exposed to the risk that one or more counterparties to our interest rate swap agreements may be unable to perform its obligations thereunder. LIBOR rates have historically been volatile, with the spread between those rates and prime lending rates widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Amounts borrowed under our credit facilities bear interest at annual rates of between 2.20% and 3.25% above LIBOR. If we choose not to, or are unable to, enter into interest rate swap agreements on our debt instruments, or if one or more of the counterparties thereunder fails to perform its obligations thereunder, we may be exposed to increased interest rates and additional interest rate volatility, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are exposed to the proposed disappearance of LIBOR in 2021, which could affect our interest expenses.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be eliminated or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and obligations.

The banks that submit loan rates are supposed to submit interest rates that they would pay for borrowing from other banks. But since there are few unsecured bank-to-bank lending transactions, they use “expert judgment” to provide most of their inputs for LIBOR calculation. The lack of transactions has led to increasing regulatory pressure to end the use of LIBOR altogether. In fact, the UK’s Financial Conduct Authority announced that after 2021, it will no longer “compel or persuade” banks to submit rates. The continuation of LIBOR beyond 2021 would then rely on voluntary submissions from the panel banks, which is unlikely.
In response to the potential discontinuation of LIBOR, working groups are converging on alternative reference rates. The Alternative Reference Rates Committee, a committee convened by the Federal Reserve that includes major market participants, has proposed an alternative rate to replace the U.S. Dollar LIBOR: the Secured Overnight Financing Rate, of  “SOFR”. However, SOFR and other alternatives are fundamentally different to LIBOR and to each other and there can be no assurance that any alternative reference rate would become widely accepted. This means a transition will be more than an administrative challenge.
The phasing out or discontinuation of LIBOR poses the risk that our loans, and to the extent in place, interest rate swaps would be forced to be anchored to a new benchmark rate, and that shift could have a substantial effect such as a sudden jump to higher interest rates on our loans. In the event of the continued or permanent unavailability of LIBOR, many of our financing agreements contain a provision requiring or permitting us to enter into negotiations with our lenders to agree to an alternative interest rate or an alternative basis for determining the interest rate. These clauses present significant uncertainties as to how alternative rates or alternative bases for determination of rates would be agreed upon, as well as the potential for disputes or litigation with our lenders regarding the appropriateness or comparability to LIBOR of any substitute indices. In the absence of an agreement between us and our lenders, most of our financing agreements provide that LIBOR would be replaced with some variation of the lenders’ cost-of-funds rate.
The discontinuation of LIBOR presents a number of risks to our business, including volatility in applicable interest rates among our financing agreements, increased lending costs for future financing agreements or unavailability of or difficulty in attaining financing, which could in turn have an adverse effect on our profitability, earnings and cash flow.
If we are in breach of any of the terms of our credit facilities, a significant portion of our obligations may become immediately due and payable, and the lenders’ commitments to make further loans to us, if any, may terminate. This could adversely affect our ability to execute our business strategy or make cash distributions.
Our ability to comply with the covenants and restrictions contained in our credit facilities and any other debt instruments we may enter into in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we are in breach of any of the restrictions, covenants, ratios or tests in our credit facilities or other agreements governing our indebtedness, or if we trigger a cross-default provision contained in our current or future credit facilities or other agreements governing our indebtedness, pursuant to their terms, a significant portion of our obligations may become immediately due and payable, and our lenders’ commitment to make further loans to us, if any, may terminate. We may not be able to reach agreement with our lenders to amend the terms of the loan agreements or waive any breaches and we may not have, or be able to obtain, sufficient funds to make any accelerated payments, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Risks Related to Our Common Shares
An active and liquid market for our common shares may not develop or be sustained.
Our common shares commenced trading on the NYSE on March 29, 2019, prior to which there had been no established trading market for our shares. Active and liquid trading markets generally result in lower bid ask spreads and more efficient execution of buy and sell orders for market participants. If an active trading market for our common shares does not develop or is not maintained, the price of our common shares may be more volatile, and it may be more difficult and time-consuming to complete a transaction in our common shares, which could have an adverse effect on the realized price of the common shares. We cannot predict the price at which our common shares will trade and cannot guarantee investors will be able to sell their shares at or above the issuance price.
The price of our common shares may be volatile.
The price of our common shares may fluctuate due to a variety of factors, including:
•
actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

•
mergers and strategic alliances in the product tanker industry;

•
market prices and conditions in the product tanker and oil industries;

•
introduction of new technology by us or our competitors;

•
commodity prices and in particular prices of oil and natural gas;

•
the ability or willingness of OPEC to set and maintain production levels for oil;

•
oil and gas production levels by non-OPEC countries;

•
changes in government regulation;

•
potential or actual military conflicts or acts of terrorism;

•
natural disasters affecting the supply chain or use of petroleum products;

•
the failure of securities analysts to publish research about us, or shortfalls in our operating results from levels forecast by securities analysts;

•
our capital structure;

•
additions or departures of key personnel;

•
announcements concerning us or our competitors; and

•
the general state of the securities market.

These broad market and industry factors may materially reduce our share price, regardless of our operating performance.
Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect the price and trading volume of our common shares.
Research analysts may establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on the Company downgrades our shares or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on the Company regularly, our share price or trading volume could decline.
There may be circumstances in which the interests of our significant shareholders could be in conflict with other shareholders.
As of March 10, 2020, funds managed by WL Ross & Co. LLC (“WLR”) and First Reserve owned approximately 24.3% and 8.8% and CMTC and its affiliates owned approximately 6.9% of our outstanding common shares, respectively, and have the ongoing right, subject to certain conditions and limitations, to nominate directors to our board of directors, as more fully described in the 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.
Circumstances may arise in which these shareholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional debt or equity, that, in their judgment, could enhance their investment in the Company or another company in which they invest.

Such transactions might adversely affect the Company or other holders of our common shares. In addition, the holdings by our significant shareholders may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant shareholders.
Furthermore, because we are incorporated in the Republic of the Marshall Islands, shareholders may have more difficulty in protecting their interests in connection with actions taken by our significant shareholders than they would as shareholders of a corporation incorporated in the United States.
We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of our shareholders and may depress the Company’s share price.
Sales of a substantial number of our common shares in the public market, or the perception that these sales could occur, may depress the market price of our common shares. We may issue additional common shares or other equity securities of equal or senior rank in the future in connection with, among other things, future vessel acquisitions, repayment of outstanding indebtedness or our equity incentive plan, without shareholder approval in a number of circumstances. The issuance by us of additional common shares or other equity securities of equal or senior rank would have the following effects:
•
our existing shareholders’ proportionate ownership interest in us may decrease;

•
the dividend amount payable per share, if any, on our common stock may be lower;

•
the relative voting strength of each previously outstanding common share may be diminished; and

•
the market price of our common shares may decline.

Our shareholders also may elect to sell large numbers of shares held by them from time to time, which could also depress the market for our common shares. In May 2019, we registered 11,684,435 shares held by certain DSS LP limited partners and by CMTC and its affiliates on a shelf registration statement. We also registered 17,874,835 shares held by funds managed by WLR and funds managed by First Reserve on a shelf registration statement. In the fourth quarter of 2019, First Reserve and WLR completed the sale of 5,384,845 of those shares in a secondary offering. Additional sales of significant amounts of our common shares, or the perception in the market that this will or may occur, may depress the market price of our common shares and make current shareholders’ investments in our common shares less valuable.
As an emerging growth company, we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we rely or may rely on these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for our shares and our share price may decline or be more volatile.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. As a result, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an emerging growth company.
Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of a company’s internal control over financial reporting, starting with the second annual report that it files with the SEC after the consummation of its initial public listing, and generally requires in the same report a report by its independent registered public accounting firm on the effectiveness of its internal control over financial reporting. However, as an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the date that we first sell our common equity securities pursuant to an effective registration statement under the Securities Act, although a variety of circumstances could cause us to lose that status earlier.
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot provide any assurance that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting when we become subject to those requirements. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could have a material adverse impact on our business, financial condition, results of operations and cash flows by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.
If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.
Prior to the Transactions, we did not adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company because our operations were either part of a privately held company or a segment of a larger public company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and could require significant time and resources from our management and employees. If we fail to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common shares on the NYSE.
Certain provisions of our articles of incorporation and bylaws may make it difficult for shareholders to change the composition of our board of directors and may discourage, delay or prevent a merger or acquisition that some shareholders may consider beneficial.
Certain provisions of our articles of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of the Company and our shareholders. The provisions in our articles of incorporation and bylaws include, among other things, those that:
•
authorize our board of directors to issue preferred shares and to determine the price and other terms, including preferences and voting rights, of those shares without shareholder approval;

•
establish advance notice procedures for nominating directors or presenting matters at shareholder meetings;

•
authorize the removal of directors only for cause or pursuant to a plan of merger, consolidation or reorganization approved by the shareholders;

•
allow only our board of directors to fill vacancies;

•
limit the persons who may call special meetings of shareholders;

•
limit the persons who may bring any business before an annual meeting to shareholders who beneficially own at least 10% of our then outstanding common shares; and

•
provide certain of our shareholders the right to designate up to five members of the Company’s board of directors.

While these provisions may have the effect of encouraging persons seeking to acquire control of the Company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the shareholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.
These provisions may frustrate or prevent any attempts by our shareholders to replace or remove current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing members of our management.
We may be restricted from paying dividends on our common shares.
As a holding company, we will depend on our subsidiaries’ ability to pay distributions to us in order to pay cash dividends to holders of our common shares. Any dividends must be authorized by our board of directors, in its sole discretion. Any determination to pay or not pay cash dividends will depend on our available cash balances, anticipated cash needs, results of operations, financial condition, expected market conditions, investment opportunities, credit agreement restrictions and other factors our board of directors may deem relevant. In addition, Marshall Islands law generally prohibits the payment of dividends other than from surplus (defined as net assets in excess of stated capital, and stated capital for shares with par value generally means the aggregate par value of the issued shares), but in case there is no surplus, dividends may be declared or paid out of the net profits for the fiscal year in which the dividend is declared and for the preceding fiscal year. No dividends can be declared or paid when the Company is insolvent or if the payment of the dividend would render the Company insolvent.
We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law or a bankruptcy law and, as a result, shareholders may have fewer rights and protections under Republic of the Marshall Islands law than under the law of a typical jurisdiction in the United States.
Our corporate affairs are governed by our articles of incorporation and bylaws and by the Republic of the Marshall Islands Business Corporations Act (the “BCA”). The provisions of the BCA resemble provisions of the corporation laws of a number of states in the United States. However, there have been few judicial cases in the Republic of the Marshall Islands interpreting the BCA. The rights and fiduciary responsibilities of directors under the law of the Republic of the Marshall Islands are not as clearly established as the rights and fiduciary responsibilities of directors under statutes or judicial precedent in existence in certain U.S. jurisdictions. Shareholder rights may differ as well. While the BCA does specifically incorporate the non-statutory law, or judicial case law, of the State of Delaware and other states with substantially similar legislative provisions, our public shareholders may have more difficulty in protecting their interests in the face of actions by management, directors or significant shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction. Additionally, the Republic of the Marshall Islands does not have a legal provision for bankruptcy or a general statutory mechanism for insolvency proceedings. As such, in the event of a future insolvency or bankruptcy, our shareholders and creditors may experience delays in their ability to recover their claims after any such insolvency or bankruptcy.
It may be difficult to serve process on or enforce a U.S. judgment against us, our officers and our directors because we are a foreign corporation.
We are a corporation formed in the Republic of the Marshall Islands, and a substantial portion of our assets are located outside of the United States. As a result, our shareholders may have difficulty serving legal process upon us within the United States. Our shareholders may also have difficulty enforcing, both in and outside the United States, judgments they may obtain in U.S. courts against us in any action, including actions based upon the civil liability provisions of U.S. federal or state securities laws. Furthermore, there is substantial doubt that the courts of the Republic of the Marshall Islands would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws. As a result, it may be difficult or impossible for our shareholders to bring an original action against us or against these individuals in a court in the Republic of the Marshall Islands in the event that our shareholders believe that their rights have been infringed under the U.S. federal securities laws or otherwise because the courts in the Republic of the Marshall Islands would not have subject matter jurisdiction to entertain such a suit.
ITEM 1B.   UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.   PROPERTIES.
We own no property other than our vessels. We lease office space at 33 Benedict Place, Greenwich, Connecticut 06830.
ITEM 3.   LEGAL PROCEEDINGS.
We are not currently a party to any lawsuit that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or cash flows. As such, we do not believe that pending legal proceedings, taken as a whole, should have any significant impact on our financial statements. In the future we may, from time to time, be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. While we expect that these claims would be covered by our existing insurance policies, those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. We have not been involved in any legal proceedings which may have, or have had, a significant effect on our business, financial condition, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial condition, results of operations or cash flows.
ITEM 4.   MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Diamond S Common Shares
Our common shares have traded on the NYSE under the ticker symbol of  “DSSI” since March 28, 2019. Prior to that time, there was no established public trading market for Diamond S common shares.
As of March 20, 2020, there were 53 holders of record of our 40,316,200 outstanding common shares, including Cede & Co., as nominee for the Depository Trust Company. The number of holders of record of our common shares does not reflect beneficial holders whose shares are held by depositaries, brokers or other nominees.
Dividend Policy
To date, we have not paid dividends on our common shares. The payment and the amount of future dividends paid will be subject to the sole discretion of our board of directors and will depend, among other things, on available cash balances, anticipated cash needs, results of operations, financial condition, expected market conditions, investment opportunities and credit agreement restrictions binding us or our subsidiaries, the provisions of Marshall Islands law affecting the payment of dividends, as well as other relevant factors.
Equity Compensation Plans
The information required by this item is set forth in the 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
Taxation
Please see “Item 1. Business — Tax Considerations” for a discussion of certain tax considerations related to holders of our common shares.
Exchange Controls
Under Marshall Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non-resident holders of our common shares.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.
The following graph shows a comparison from March 28, 2019 (the date that our common shares commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for Diamond S common shares, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a constructed peer group index consisting of Frontline Ltd. (FRO), International Seaways, Inc. (INSW), Tsakos Energy Navigation Limited (TNP), Euronav NV (EURN), Scorpio Tankers, Inc. (STNG), Teekay Tankers Ltd. Class A (TNK), Ardmore Shipping Corporation (ASC), Navios Maritime Acquisition Corporation (NNA) and DHT Holdings, Inc. (DHT) (“Peer Group Index”). The graph assumes that $100 was invested at the close of the market on March 28, 2019 in Diamond S common shares, the S&P 500 Index and the Peer Group Index, and data for the S&P 500 Index and the Peer Group Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Stock Performance Graph
Comparison of Cumulative Total Return*
The Company, S&P 500 Index, Peer Group Index
$210
$190
$170
$150
$130
$110
$90
$70
$50
Mar-19
May-19
Jul-19
Sep-19
Nov-19
DSSI
S&P 500
Peer Group Index

*
Assumes that the value of the investment in the Company’s common stock and each index was $100 on March 28, 2019 and that all dividends were reinvested.

Issuer Purchases of Equity Securities
There were no purchases of our equity securities by us or any “affiliated purchaser”, as defined in Rule 10b-18 of the Exchange Act, during the three months ended December 31, 2019.
ITEM 6.
SELECTED FINANCIAL DATA.

The following tables set forth our selected historical consolidated financial and other data. The historical consolidated financial statements of DSS LP and all of its directly owned subsidiaries for periods prior to the Transactions are considered to be our predecessor financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” In January 2019, DSS LP’s board of directors approved changing its fiscal year end to December 31 of each calendar year from March 31. Accordingly, the selected historical financial data set forth below as of December 31, 2018, for the nine months ended December 31, 2018 and for the years ended March 31, 2018 and 2017 have been derived from the audited consolidated financial statements of DSS LP. The selected historical consolidated financial data as of December 31, 2019 and for the fiscal year ended December 31, 2019 have been derived from our audited consolidated financial statements and reflects the historical results of DSS LP from January 1, 2019 through March 27, 2019 and the results of the Company (including the post-Transaction operations of the Athena Vessels) from March 28, 2019 through December 31, 2019.
The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements of DSS LP and notes related thereto included elsewhere in this Annual Report on Form 10-K and our audited consolidated financial statements for the year ended December 31, 2019 and corresponding notes included elsewhere in this Annual Report on Form 10-K.
This data may not be comparable to, or indicative of, future operating results. Different factors affect our results of operations, including among others, the number of vessels in the fleet, prevailing charter rates, management and administrative services fees, as well as financing arrangements.

The consolidated financial statements of DSS LP and the condensed consolidated financial statements of the Company and corresponding notes included elsewhere in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP.
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31,
(in thousands, except per share data)			2018	2017
Income Statement Data:
Revenues	$579,784	$275,473	$302,943	$303,797
Vessel expenses(1)	153,662	85,206	109,176	103,000
Voyage expenses(2)	230,675	137,774	89,912	43,344
Depreciation and amortization expense	108,703	66,101	86,625	81,048
Loss on sale of vessels(3)	18,344	19,970	—	—
General and administrative	26,794	11,384	14,641	13,201
Other corporate expenses(4)	2,657	678	483	580
Management fees	—	—	1,017	1,293
Operating income (loss)	38,949	(45,640)	1,089	61,331
Loss on extinguishment of debt	(3,978)	—	—	—
Total other expense – Net	(45,053)	(26,874)	(32,425)	(37,510)
Net (loss) income	(10,082)	(72,514)	(31,336)	23,821
Less: net loss attributable to noncontrolling interest(5)	(776)	(135)	(776)	(138)
Net (loss) income attributable to parent(6)	$(9,306)	$(72,379)	$(30,560)	$23,683
Net (loss) earnings per share – basic	$(0.25)	$(2.66)	$(1.12)	$0.87
Net (loss) earnings per share – diluted	$(0.25)	$(2.66)	$(1.12)	$0.87
Weighted average common shares outstanding – basic	36,857,615	27,165,696(7)	27,165,696(7)	27,165,696(7)
Weighted average common shares outstanding – diluted	36,857,615	27,165,696(7)	27,165,696(7)	27,165,696(7)
(in thousands)	As of December 31, 2019	As of December 31, 2018	As of March 31, 2018
Balance Sheet Data:
Cash and cash equivalents including restricted cash	$89,219	$88,158	$84,340
Total current assets	209,550	150,302	166,824
Vessels, net	1,865,738	1,454,286	1,565,900
Total assets	2,128,382	1,649,855	1,769,926
Debt	878,444	639,541	691,736
Total Diamond S Shipping Inc. equity	1,169,131	945,239	1,019,360
Noncontrolling interest(5)	34,811	34,607	34,693

	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31,
(in thousands)			2018	2017
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$63,350	$23,486	$34,025	$103,889
Investing activities	(294,530)	28,008	48,641	(179,714)
Financing activities	232,241	(47,676)	(67,676)	(7,469)

(1)
Vessel operating expenses consist of technical management fees, crewing, repairs and maintenance, insurance, stores, spares, lubricants and other operating expenses incurred in respect of the Company’s vessels.

(2)
Voyage expenses primarily consist of brokerage commissions, port expenses, canal dues and bunkers.

(3)
In November 2018, DSS LP agreed to sell two 2009-built MR vessels for $34.9 million of total proceeds and repaid $24.7 million in related debt.

(4)
Other corporate expenses represent administrative expenses primarily related to restructuring and merger and acquisition advisory activities.

(5)
The Company indirectly holds a 51% ownership interest in NT Suez Holdco LLC, a Marshall Islands limited liability company, formed on September 23, 2014, which is a joint venture with an affiliate of the Company’s largest shareholder.

(6)
Prior to the Merger (defined below), net (loss) income was attributable to DSS LP. Following the Merger, net (loss) income was attributable to Diamond S.

(7)
The 27,165,696 weighted-average number of common shares outstanding is based on the shares issued to DSS LP in connection with the completion of the Merger on March 27, 2019. As DSS LP is the accounting acquirer for purposes of the Merger, the earnings per share have been presented as if the shares were outstanding during all periods prior to the March 27, 2019 acquisition date.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Item 1A. Risk Factors.”
This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note Regarding Forward-Looking Statements.”
Business Overview
Diamond S Shipping Inc. was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from CPLP, the Athena Vessels and combining that business with the business and operations of DSS LP pursuant to the Transaction Agreement.
On March 27, 2019, Diamond S and DSS LP and all of its directly owned subsidiaries (the “DSS LP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DSS LP Subsidiaries merged with and into Diamond S, with Diamond S being the surviving corporation in the merger (the “Merger”). Diamond S and the DSS LP Subsidiaries, which are the consolidated accounts of Diamond S Shipping Inc., are hereinafter referred to collectively as “we,” “us,” “our” or the “Company.”

The Merger was accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” as the DSS LP Subsidiaries are the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of the DSS LP Subsidiaries for periods prior to the Merger are considered to be our predecessor financial statements. Refer to Note 3 — Merger Transaction to our consolidated financial statements. Further, the Merger was determined to be an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets.
We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of December 31, 2019, through our wholly owned subsidiaries, we owned and operated 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.
Factors to Consider When Evaluating Our Results
The Merger
The Merger, as described above, closed on March 27, 2019. Our consolidated financial statements include operating results for the 25 acquired Athena Vessels for 278 days during the fiscal year ended December 31, 2019, in addition to the 41 vessels historically owned by us for the full period and the two vessels sold in September 2019.
New Credit Facilities and Refinancings
In connection with the Merger, we entered into a $360 million five-year Credit Agreement (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing a $30 million line of credit (the “$30 Million Line of Credit”). The $360 Million Facility consists of a term loan of  $300 million and a revolving loan of $60 million, and is collateralized by the Athena Vessels and three vessels that previously collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a margin of 2.65%.
On December 27, 2019, we refinanced certain of our existing indebtedness with the proceeds of the $525 Million Facility, which consists of a $375 million term loan and a revolving loan of  $150 million. The $525 Million Facility matures on December 27, 2024 and bears interest at the Eurodollar Rate for a three-month interest period, plus a margin of 2.5%. The repayment profile reflects a 17-year, age-adjusted amortization and the first amortization period begins on March 31, 2020 and is secured by, inter alia, mortgages over 10 Suezmax vessels and 26 MR vessels.
The $525 Million Facility includes covenants relating to, among other things, our ability to incur indebtedness, our ability to pay dividends, maintaining a minimum cash balance, collateral maintenance, maintaining a net debt to capitalization ratio and other customary restrictions and provides for customary events of default.
In connection with the Refinancing, effective as of December 27, 2019, we terminated and repaid amounts outstanding under (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility. We incurred no termination penalties in connection with the early termination of these facilities but recognized a non-cash charge of approximately $4.0 million representing the write-off of deferred financing costs.
Change to Fiscal Year End
In January 2019, DSS LP’s board of directors approved changing its fiscal year end to December 31 of each calendar year from March 31.

Vessel Dispositions
In November 2018, the DSS LP board of directors approved selling the Alpine Minute and Alpine Magic, both 2009-built MR vessels. DSS LP reached an agreement to sell the Alpine Minute for $17.8 million less a 1% broker commission payable to a third party, and reached a separate agreement to sell the Alpine Magic for $17.0 million less a 1% broker commission payable to a third party. In December 2018, DSS LP completed the sale of the Alpine Minute and Alpine Magic.
In August 2019, our Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. We reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, each for $16.0 million less a 1% broker commission payable to a third party. In September 2019, we completed the sale of the Atlantic Aquarius and Atlantic Leo.
Other Trends and Factors Affecting Future Results of Operations
The principal factors that have affected our results of operations, and may in the future affect results of operations, are the economic, regulatory, financial, credit, political and governmental conditions prevailing in the tanker market and shipping industry generally and in the countries and markets in which our vessels are chartered.
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
Some of the key factors that have affected our business, financial condition, results of operations and cash flows include the following:
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

•
changes in fuel prices, including as a result of the imposition of IMO 2020;

•
the effective and efficient technical management of the vessels;

•
the costs associated with upcoming dry-docking of vessels;

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

Year Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018
Operating Data
The following tables represent the operating data for the year ended December 31, 2019 and the nine months ended December 31, 2018 on a consolidated basis.
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$511,509	$262,281	$249,228	95.0%
Time charter revenue	68,275	13,192	55,082	417.5%
Voyage revenue	579,784	275,473	304,311	110.5%
Operating expenses:
Voyage expenses	230,675	137,774	92,901	67.4%
Vessel expenses	153,662	85,206	68,456	80.3%
Depreciation and amortization expense	108,703	66,101	42,602	64.4%
Loss on sale of vessels	18,344	19,970	(1,626)	(8.1)%
General and administrative expenses	26,794	11,384	15,410	135.4%
Other corporate expense	2,657	678	1,979	291.9%
Total operating expenses	540,835	321,113	219,722	68.4%
Operating income (loss)	38,949	(45,640)	84,589	(185.3)%
Other (expense) income:
Total other expense – Net	(49,031)	(26,874)	(22,157)	82.4%
Net loss	(10,082)	(72,514)	62,432	(86.1)%
Less: Net loss attributable to noncontrolling interest	(776)	(135)	(641)	474.8%
Net loss attributable to Diamond S Shipping Inc.	$(9,306)	$(72,379)	$63,073	(87.1)%
Net loss per share – basic	$(0.25)	$(2.66)	$2.41	(90.6)%
Net loss per share – diluted	$(0.25)	$(2.66)	$2.41	(90.6)%
Weighted average common shares outstanding – basic	36,857,615	27,165,696	9,691,919	35.7%
Weighted average common shares outstanding – diluted	36,857,615	27,165,696	9,691,919	35.7%

Results of Operations
Voyage revenue
Voyage revenue increased by $304.3 million to $579.8 million during the year ended December 31, 2019 as compared to the nine months ended December 31, 2018. The $304.3 million increase was principally driven by a 75.8% increase in revenue days due to an additional 9,134 revenue days during the year ended December 31, 2019, primarily driven by the impact of the acquisition of the Athena Vessels and the additional fiscal quarter of data for the year ended December 31, 2019 compared to the nine months ended December 31, 2018, which only includes three fiscal quarters. Further, freight rates in the crude oil transportation market improved in the fourth quarter of 2019.
Voyage Expenses
Voyage expenses increased by $92.9 million to $230.7 million during the year ended December 31, 2019 as compared to $137.8 million for the nine months ended December 31, 2018. The $92.9 million increase in voyage expenses was driven by a 52.5% increase in spot revenue days due to the Merger and change in year-end, offset by an increase in short-term time charter activity in the Suezmax fleet during the year ended December 31, 2019, as the bunker and port costs were borne by the charterer.
Vessel Expenses
Vessel expenses increased by $68.5 million to $153.7 million during the year ended December 31, 2019 as compared to $85.2 million for the nine months ended December 31, 2018. The $68.5 million increase in vessel expenses was driven by an 84.8% increase in vessel operating days, which consists of an increase of 4,177 vessel operating days due to the Merger and an increase of 6,975 vessel operating days due to the change in year-end, offset by a decrease of 198 vessel operating days as a result of the four vessel sales that occurred in December 2018 and September 2019.
Vessel Depreciation and Amortization Expense
Depreciation and amortization expense increased by $42.6 million to $108.7 million during the year ended December 31, 2019 as compared to $66.1 million during the nine months ended December 31, 2018. The increase in depreciation and amortization expense is due to the increase of 10,467 days in the comparable periods. The increase is primarily due to change in year-end (4,177 vessel operating days), the added depreciation expense for the 25 vessels acquired in the Merger (6,975 vessel operating days), offset by the decrease in the depreciation and amortization expense related to the four vessel sales that occurred in December 2018 and September 2019 (198 vessel operating days).
Loss on Sale of Vessels
The $18.3 million loss on sale of vessels during the year ended December 31, 2019 is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019. During the nine months ended December 31, 2018, the $20.0 million loss on sale of vessels was due to selling the Alpine Magic and Alpine Minute in December 2018.
General and Administrative Expenses
For the year ended December 31, 2019 and the nine months ended December 30, 2018, general and administrative expenses were $26.8 million and $11.4 million, respectively. The $15.4 million increase was primarily due to the increase in days in the comparable periods, coupled with having a larger fleet to support and incurring public company-related costs. The main differences are the following costs incurred during the year ended December 31, 2019: $2.2 million related to professional fees in connection with SEC filings, $3.5 million in stock-based compensation expense incurred due to the granting of restricted stock and restricted stock units during the year ended December 31, 2019, $3.3 million incurred for Directors and Officers insurance and related board costs, and $1.5 million in commercial management consultancy fees incurred on the 25 Athena Vessels acquired in the Merger.

Other Corporate Expenses
Other corporate expenses increased by $2.0 million to $2.7 million in the year ended December 31, 2019 from $0.7 million for the nine months ended December 31, 2018. The increase was primarily driven by professional fees associated with the SEC filings in connection with the Transactions.
Total Other Expense, net
Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees, loss on extinguishment, net of interest income, was $49.0 million for the year ended December 31, 2019 compared to $26.9 million for the nine months ended December 31, 2018. The increase of $22.1 million was driven by the change in year-end, as an additional quarter is included in the year ended December 31, 2019 when compared to the prior nine-month period, an increase in the average debt balance due to entering into the $360 Million Facility in connection with the Merger, and a $4.0 million loss on extinguishment of debt charge in connection with terminating the $460 Million Facility, the $235 Million Facility and the $75 Million Facility to enter into the $525 Million Facility. In addition, in 2019, in conjunction with the extinguishment of the aforementioned debt facilities, we paid $2.5 million to terminate the swaps and recognized the unamortized gain of  $5.9 million that resulted from the re-couponing the interest rate swaps in September 2018.
Net Loss Attributable to Noncontrolling Interest
The net loss attributable to noncontrolling interest was $0.8 million for the year ended December 31, 2019 compared to $0.1 million for the nine months ended December 31, 2018. The net loss attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net loss of $0.7 million was mainly due to incurring 132 days of off hire during the year ended December 31, 2019, as the two Suezmax vessels owned by NT Suez Holdco LLC were laid up for scrubber installations during the third quarter of 2019, before beginning three-year time charter contracts in late September 2019.

Nine Months Ended December 31, 2018 Compared to the Year Ended March 31, 2018
Operating Data
The following tables represent the operating data for the nine months ended December 31, 2018 and the year ended March 31, 2018 on a consolidated basis.
	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$262,281	$185,010	$77,271	41.8%
Time charter revenue	13,192	17,905	(4,713)	(26.3)%
Pool revenue	—	100,028	(100,028)	(100.0)%
Voyage revenue	275,473	302,943	(27,470)	(9.1)%
Operating expenses:
Voyage expenses	137,774	89,912	47,862	53.2%
Vessel expenses	85,206	109,176	(23,970)	(22.0)%
Depreciation and amortization expense	66,101	86,625	(20,524)	(23.7)%
Loss on sale of vessels	19,970	—	19,970	—
General and administrative expenses	11,384	14,641	(3,257)	(22.2)%
Other corporate expense	678	483	195	40.4%
Management fees	—	1,017	(1,017)	(100.0)%
Total operating expenses	321,113	301,854	19,259	6.4%
Operating (loss) income	(45,640)	1,089	(46,729)	(4,291.0)%
Other (expense) income:
Total other expense – Net	(26,874)	(32,425)	5,551	(17.1)%
Net loss	(72,514)	(31,336)	(41,178)	131.4%
Less: Net loss attributable to noncontrolling interest	(135)	(776)	641	(82.6)%
Net loss attributable to Diamond S Shipping Inc.	$(72,379)	$(30,560)	$(41,819)	136.8%
Net loss per share – basic	$(2.66)	$(1.12)	$(1.54)	137.5%
Net loss per share – diluted	$(2.66)	$(1.12)	$(1.54)	137.5%
Weighted average common shares outstanding – basic	27,165,696	27,165,696	—	—%
Weighted average common shares outstanding – diluted	27,165,696	27,165,696	—	—%
Results of Operations
Our results of operations for the nine months ended December 31, 2018 and the year ended March 31, 2018, respectively, differ primarily due to:
•
the number of operating and revenue days as a result of the change in fiscal year end; and

•
lower charter rates as a result of weaker market conditions for product and crude tankers on the back of increased tonnage availability, high oil and oil product inventories and OPEC/Non-OPEC oil production cuts.

Total Revenues
Total revenues, consisting of time and voyage charter revenues, amounted to $275.5 million for the nine months ended December 31, 2018 and $302.9 million for the year ended March 31, 2018.
The decrease of $27.4 million was primarily attributable to the lower operating and revenue days in the nine months ended December 31, 2018 by approximately 4,000 days coupled with lower charter rates as a result weaker market conditions for product and crude tankers.
For the nine months ended December 31, 2018, we primarily employed our vessels by voyage charters as compared with the year ended March 31, 2018, with approximately 73% of the fleet operating in pools that provide the benefits of large-scale operations.
Voyage Expenses
Total voyage expenses amounted to $137.8 million for the nine months ended December 31, 2018, compared to $89.9 million for the year ended March 31, 2018. The increase of  $47.9 million was primarily attributable to the increase in the number of voyage charters under which certain of the vessels were employed in the nine months ended December 31, 2018, compared to the year ended March 31, 2018.
Vessel Expenses
For the nine months ended December 31, 2018, total vessel expenses amounted to $85.2 million compared to $109.2 million for the year ended March 31, 2018. The $24.0 million decrease in vessel expenses primarily reflects approximately 4,000 less operating days in the nine months ended December 31, 2018 compared to the year ended March 31, 2018.
Vessel Depreciation and Amortization
Depreciation and amortization amounted to $66.1 million for the nine months ended December 31, 2018, compared to $86.6 million for the year ended March 31, 2018. The decrease was due to the nine-month depreciation and amortization compared with the twelve-month depreciation and amortization for the year ended March 31, 2018.
General and Administrative Expenses
General and administrative expenses amounted to $11.4 million for the nine months ended December 31, 2018 compared to $14.6 million for the year ended March 31, 2018. The decrease in general and administrative expenses of  $3.2 million was primarily due to lower operating days in the nine months ended December 31, 2018 than the year ended March 31, 2018.
Other Corporate Expenses
Other corporate expenses increased by $0.2 million to $0.7 million in the nine months ended December 31, 2018 from $0.5 million for the year ended March 31, 2018. The increase was primarily driven by professional fees associated with the SEC filings in connection with the Transactions.
Management Fees
Management fees, which consist of pool management fees, decreased by $1.0 million from $1.0 million for the year ended March 31, 2018 to zero for the nine months ended December 31, 2018. The decrease was due to the change in employment from pools in the year ended March 31, 2018 to voyage charters in the nine months ended December 31, 2018.
Loss on Sale of Assets
In December 2018, we sold two vessels, receiving total proceeds of  $34.9 million and repaying debt of $24.7 million. The carrying value of the assets was $20.0 million above the sale price, which was recorded as a loss in the nine months ended December 31, 2018. There were no vessel sales for the year ended March 31, 2018.

Total Other Expense, net
Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees, and is net of interest income, was $26.9 million for the nine months ended December 31, 2018 compared to $32.4 million for the year ended March 31, 2018. The decrease of  $5.6 million was primarily a result of the decrease in the number of days of interest expense included in the nine months ended December 31, 2018.
Net Income (Loss) Attributable to Noncontrolling Interest
The net income (loss) attributable to noncontrolling interest was a net loss of  $0.1 million for the nine months ended December 31, 2018 compared to a net loss of  $0.8 million for the year ended March 31, 2018. The net loss attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by DSS LP. The decreases in the net loss of  $0.7 million was mainly attributable to higher charter rates achieved as a result of better fuel efficiencies from long haul voyages.
Liquidity and Capital Resources
As of December 31, 2019 and December 31, 2018, total cash, cash equivalents and restricted cash were $89.2 million and $88.2 million, including restricted cash of $5.6 million and $5.1 million, respectively. As of December 31, 2019 and December 31, 2018, we had $15 million and $19.3 million available and undrawn under our credit facilities, respectively.
Generally, our primary sources of funds have been cash from operations, undrawn amounts under our credit facilities and vessel sales.
We incurred indebtedness under a new term loan and revolving credit facility in connection with the Merger and indebtedness under our previously existing credit facilities. Refer to Note 9 — Long-Term Debt of our consolidated financial statements. In connection with the Merger, we amended our debt covenants whereby consolidated cash is subject to a $50 million minimum above the restricted cash balance.
On December 27, 2019, we refinanced (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility with the proceeds of the $525 Million Facility.
At December 31, 2019, we were in compliance with all financial covenants under each of our credit facilities.
Passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.
Among other capital expenditures, in connection with IMO 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. Two of these scrubbers have been installed and the remaining three are expected to be installed during the first half of 2020. The total aggregate capital expenditures for these five scrubbers is approximately $15.7 million, of which $6.9 million has been paid as of December 31, 2019. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.
We entered into contracts to install ballast water treatment systems on 15 of our vessels for a total estimated cost of  $16.9 million, of which $12.6 million has been paid as of December 31, 2019. These vessels have compliance dates which require such installations to be completed in 2019 and 2020. We completed drydocking of eight vessels in 2019. The total cost of drydocking as of December 31, 2019 was $11.8 million.
In September 2019, we sold two of our 2008-built MR product carriers, the Atlantic Aquarius and Atlantic Leo. The vessels were delivered to the purchaser in September 2019, generating gross cash proceeds to us of  $31.8 million before our repayment of the related debt of  $20.4 million on the two vessels.

We believe that we have sufficient capital resources to fund our operations and anticipated capital requirements for the next twelve months. However, should market conditions deteriorate beyond third-party forecasts, we would consider a number of liquidity enhancing measures, which could include refinancing a portion of our senior debt, exploring unsecured debt instruments, asset sales and sale-leaseback transactions on certain of our assets.
Cash Flows
The following table summarizes our cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):
(in millions)	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Net Cash Provided by Operating Activities	$63.4	$23.5	$34.0
Net Cash (Used in) Provided by Investing Activities	$(294.5)	$28.0	$48.6
Net Cash Provided by (Used in) Financing Activities	$232.2	$(47.7)	$(67.7)
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the year ended December 31, 2019 and the nine months ended December 31, 2018 was $63.4 million and $23.5 million, respectively. The increase of  $39.9 million was mainly attributable to, among other factors, higher charter rates increasing our revenues offset by the negative effect of the changes in our operating assets and liabilities of  $61.7 million. The changes in operating assets and liabilities were driven mainly by increases in trade accounts receivable during the year ended December 31, 2019.
Net cash provided by operating activities was $23.5 million for the nine months ended December 31, 2018, compared to $34.0 million for the year ended March 31, 2018. The decrease of $10.5 million was mainly attributable to, among other factors, lower charter rates affecting our revenues offset by the positive effect of the changes in our operating assets and liabilities amounting of  $32.7 million. Changes in our operating assets and liabilities were driven mainly by decreases in trade accounts receivable and pool working capital as a result of the change from pool employment to voyage charters.
Net Cash (Used in) Provided by Investing Activities
Net cash used in investing activities refers primarily to cash used for vessel acquisitions or dispositions and improvements.
Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash (used in) provided by investing activities during the year ended December 31, 2019 and the nine months ended December 31, 2018 was ($294.5) million and $28.0 million, respectively. The increase in cash used in investing activities was primarily driven by the consideration paid in connection with the Merger, with $292.8 million paid to CPLP to acquire the Athena Vessels, and $18.9 million paid in transaction costs during the year ended December 31, 2019.
Net cash provided by investing activities for the nine months ended December 31, 2018 was $28.0 million compared to $48.6 million during the year ended March 31, 2018. The decrease of  $20.6 million was primarily attributable to the sale of two product tankers in the nine months ended December 31, 2018 for total proceeds of  $34.9 million offset by $52.5 million in proceeds from the maturities of time deposits in the year ended March 31, 2018.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities during the year ended December 31, 2019 and the nine months ended December 31, 2018 was $232.2 million and ($47.7) million, respectively. The increase in cash provided by financing activities was primarily driven by the following occurrences during the year ended

December 31, 2019: (i) borrowings under the $360 Million Facility, the $525 Million Facility and the $235 Million Facility, which totaled $876.0 million, offset by $500.6 million repaid to extinguish the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, (ii) $26.3 million repaid on lines of credit that were cancelled in connection with the Merger, and (iii) $16.4 million in deferred financing costs paid in connection with the $360 Million Facility and the $525 Million Facility.
Net cash used in financing activities for the nine months ended December 31, 2018 was $47.7 million compared to $67.7 million during the year ended March 31, 2018. The decrease in $20.0 million of cash used in financing activities was primarily driven by an increase in borrowings under revolving credit facilities in the nine months ended December 31, 2018 offset by the impact of recouponing interest rate swaps.
Off-Balance Sheet Arrangements
As of December 31, 2019 and December 31, 2018, we had not entered into any off-balance sheet arrangements that have had or are reasonably likely to have current or future material effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Contingencies
The following table summarizes our long-term contractual obligations as of December 31, 2019 (in thousands of U.S. dollars).
	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$894,310	$134,389	$307,421	$452,500	$—
Interest Obligations(1)	114,090	37,078	51,790	25,222	—
Capital Obligations (scrubbers and ballast water treatment systems)	12,571	12,571	—	—	—
Lease Obligations	7,202	952	1,909	2,401	1,940
Total:	$1,028,173	$184,990	$361,120	$480,123	$1,940

(1)
Interest has been estimated based on the LIBOR forward rates and the prescribed margin for each of our facilities. Please see Note 7 — Long-Term Debt to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Related Party Transactions
For a discussion of the Company’s transactions with related parties, see Note 15 — Related Party Transactions to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are those that reflect significant judgments or uncertainties, and which could potentially result in materially different results under different assumptions and conditions. We have described below what our management believes are our most critical accounting policies. For a description of all of our significant accounting policies, see Note 2 — Significant Accounting Policies in our consolidated financial statements.

Revenue Recognition
During the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, revenues were generated from time charters, pool arrangements and voyage charters.
We recognize revenues over the term of the time charter when there is a time charter agreement, where the rate is fixed or determinable, service is provided and collection of the related revenue is reasonably assured. We do not recognize revenue during days the vessel is off-hire.
Revenues from pool arrangements are recognized based on our portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and pool manager fees.
For the year ended December 31, 2018, under a voyage charter agreement, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by us and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off-hire. Estimated losses on voyages are provided for in full at the time such losses become evident.
For the year ended December 31, 2019, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, and is disclosed in Note 14 — Voyage Revenue of our consolidated financial statements, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.
Vessel Lives and Impairment
We follow Accounting Standards Codification (“ASC”) Subtopic 360-10-05, “Accounting for the Impairment or Disposal of Long-lived Assets,” which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluate the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred that would require modification to the carrying values or their useful lives. In evaluating useful lives and carrying values of long-lived assets, management reviews certain indicators of potential impairment, such as undiscounted projected cash flows, appraisals, business plans and overall market conditions. An impairment charge is recognized if the carrying value is in excess of the estimated future undiscounted net operating cash flows. The impairment loss is measured based on the excess of the carrying amount over the fair market value of the asset. Various factors, including forecasted future charter rates, estimated scrap values, future drydocking and operating costs are included in the analysis.
In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit-sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the most recent ten year historical one-year time charter average.

Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate at the time they were made, such assumptions are highly subjective and likely to change, possibly materially, in the future. There can be no assurance as to how long charter rates and vessel values will remain at their current low levels or whether they will improve by a significant degree. If charter rates were to remain at depressed levels, future assessments of vessel impairment would be adversely affected.
In recent years, the market values of vessels have experienced particular volatility, with substantial declines in many of the charter-free market value, or basic market value, of various vessel classes. As a result, the market value of our vessels may have declined below their carrying values, even though we did not impair their carrying values under our impairment accounting policy. This is due to our belief that future undiscounted cash flows expected to be earned by such vessels over their operating lives would exceed such vessels’ carrying amounts.
Our estimates of basic market value assume that our vessels are all in good and seaworthy condition without need for repair and, if inspected, would be certified in class without notations of any kind. Our estimates are based on the estimated market values for our vessels that we have received from independent ship brokers, reports by industry analysts and data providers that focus on our industry and related dynamics affecting vessel values and news and industry reports of similar vessel sales. Vessel values are highly volatile and as such, our estimates may not be indicative of the current or future market value of our vessels or prices that we could achieve if we were to sell them.
The table set forth below indicates the carrying value of each of our owned vessels as of December 31, 2019 and December 31, 2018. At these balance sheet dates, we were not holding any of the vessels listed in the table below as held for sale. We believe that the future undiscounted cash flows expected to be earned by those vessels, which have experienced a decline in charter-free market value below such vessels’ carrying values, over their operating lives would exceed their carrying values as of December 31, 2019, and accordingly, have not recorded an impairment charge. The following table summarizes key information about our MR product tankers and their associated carrying values as of December 31, 2019 and December 31, 2018:
				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2019	2018
Active	2015	2019	50,136	30,062	—
Adriatic Wave	2009	2011	51,549	26,353	26,630
Aegean Wave	2009	2011	51,510	26,414	26,852
Agisilaos	2006	2019	36,760	11,633	—
Aiolos	2007	2019	36,725	12,637	—
Akeraios	2007	2019	47,781	16,222	—
Aktoras	2006	2019	36,759	11,630	—
Alexandros II	2008	2019	51,258	17,021	—
Alkiviadis	2006	2019	36,721	11,614	—
Alpine Madeleine	2008	2011	49,999	23,243	24,742
Alpine Mathilde	2008	2011	49,999	23,109	24,624
Alpine Maya	2010	2011	51,501	26,091	27,546
Alpine Melina	2010	2011	51,483	26,098	27,571
Alpine Mia	2008	2011	49,999	23,512	24,959
Alpine Moment	2009	2011	49,999	25,701	26,157
Alpine Mystery	2009	2011	49,999	26,030	26,472
Amadeus	2015	2019	50,108	30,074	—
Amor	2015	2019	49,999	30,086	—

				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2019	2018
Anemos I	2007	2019	47,782	16,234	—
Anikitos	2016	2019	50,082	31,876	—
Apostolos	2007	2019	47,782	16,233	—
Arionas	2006	2019	36,725	11,644	—
Aris II	2008	2019	51,218	17,030	—
Aristotelis II	2008	2019	51,226	17,020	—
Assos	2006	2019	47,872	14,803	—
Atlantas II	2006	2019	36,760	11,619	—
Atlantic Breeze	2007	2013	49,999	19,473	20,773
Atlantic Frontier	2007	2011	49,999	21,805	23,228
Atlantic Gemini	2008	2011	49,999	23,115	24,619
Atlantic Grace	2008	2011	49,999	23,147	24,676
Atlantic Lily	2008	2011	49,999	23,380	24,852
Atlantic Mirage	2009	2011	51,476	25,998	26,450
Atlantic Muse	2009	2011	51,498	25,824	26,232
Atlantic Olive	2008	2011	49,999	23,510	25,021
Atlantic Pisces	2009	2011	49,999	26,125	26,555
Atlantic Polaris	2009	2011	49,999	25,825	26,264
Atlantic Rose	2008	2011	49,999	23,439	24,929
Atlantic Star	2008	2011	49,999	23,145	24,673
Atlantic Titan	2008	2011	49,999	23,419	24,892
Atrotos	2007	2019	47,786	16,211	—
Avax	2007	2019	47,834	16,189	—
Axios	2007	2019	47,872	16,199	—
Ayrton II	2009	2019	51,260	19,301	—
Citron	2007	2013	49,999	19,042	20,260
Citrus	2008	2013	49,995	20,583	21,858
High Jupiter	2008	2011	51,603	23,477	24,935
High Mars	2008	2011	51,542	23,415	24,880
High Mercury	2008	2011	51,501	23,402	24,817
High Saturn	2008	2011	51,527	23,239	24,714
Pacific Jewel	2009	2011	48,012	25,350	25,749
Aias	2008	2019	150,393	33,198	—
Amoureux	2008	2019	149,993	33,213	—
Aristaios	2017	2019	113,689	46,189	—
Brazos	2012	2012	158,537	51,420	53,954
Colorado	2012	2012	158,615	53,638	56,182
Frio	2012	2012	159,000	53,351	55,864
Miltadis M II	2006	2019	162,397	28,743	—
Pecos	2012	2012	158,465	51,922	54,449
Red	2012	2012	159,068	52,933	55,451

				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2019	2018
Rio Grande	2012	2012	159,056	48,910	51,213
Sabine	2012	2012	158,493	52,634	55,179
San Jacinto	2016	2016	158,658	62,643	65,207
San Saba	2012	2012	159,018	48,712	51,040
Trinity	2016	2016	158,734	61,810	64,365
Loire	2016	2016	157,463	58,819	57,873
Namsen	2016	2016	157,543	59,001	58,050
Atlantic Aquarius(1)	2008	2011	49,999	—	24,732
Atlantic Leo(1)	2008	2011	49,999	—	24,797
Total				1,865,738	1,454,286

(1)
We sold the M/T Atlantic Aquarius and M/T Atlantic Leo and delivered the vessels to the buyer in September 2019.

As of December 31, 2019 and December 31, 2018, the carrying value of 43 vessels that we owned exceeded their basic charter-free market value. We estimate that the average carrying value of these vessels exceeded their average basic charter-free market value by $4.4 million as of December 31, 2019 and $8.1 million as of December 31, 2018, or $132.5 million in the aggregate as of December 31, 2019 and $244.0 million in the aggregate as of December 31, 2018.
An impairment test was performed as of December 31, 2019, and the carrying values of the vessels as of December 31, 2019 were not impaired. Of the inputs that we use for impairment tests, future time charter rates are the most significant and most volatile. Based on the sensitivity analysis that we performed, as of December 31, 2019, we would impair our vessels if the fifteen-year historical one-year time charter averages decline by more than 21% for the product fleet and 56% for the crude fleet.
Deferred Drydocking Costs and Amortization
We use the deferral method of accounting for drydocking costs. Under the deferral method, drydocking costs are deferred and amortized on a straight-line basis over the useful life of the drydock, which is estimated to be approximately 30 to 60 months. Management uses judgment when estimating the period between drydocks performed, which can result in adjustments to the estimated amortization of drydock expense if drydocks occur earlier or later than originally estimated. We update our estimate of a vessel’s next scheduled drydock as necessary. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off as a component of the gain or loss upon disposal of vessels. We defer the costs associated with drydocking as they occur and amortize these costs on a straight-line basis over the period between drydocking. Deferred drydocking costs include actual costs incurred at the drydock yard, cost of travel, lodging and subsistence of our personnel sent to the drydocking site to supervise, and the cost of hiring a third party to oversee the drydocking. Expenditures for normal maintenance and repairs, whether incurred as part of the drydock or not, are expensed as incurred. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock.
Recent Accounting Pronouncements
New Accounting Standard Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). We adopted ASU 2014-09 on January 1, 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, we recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 14 — Voyage Revenue of our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The objective of ASU 2017-01 is to provide guidance to entities when evaluating whether a transaction should be accounted for as an acquisition or disposal of a business. An entity first determines whether substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets. If this threshold is met, the assets acquired would not represent a business, and no further assessment is required. If the initial screen is not met, ASU 2017-01 requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to produce output and removes the evaluation of whether a market participant could replace the missing elements. For nonpublic entities, ASU 2017-01 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASUs, and shall be applied prospectively. We early adopted ASU 2017-01, and concluded that the Merger should be accounted for an asset acquisition. Refer to Note 3 — Merger Transaction of our consolidated financial statements.
New Accounting Standards to be Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about our leasing activities. We are in the midst of analyzing our contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2021 based on the present value of our remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the potential impact of this pronouncement on the consolidated financial statements.
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes primarily through floating-rate borrowings that require it to make interest payments based on the Eurodollar Rate. Significant increases in interest rates could adversely affect operating margins, results of operations and our ability to service debt. We may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts is to minimize the risks and costs associated with floating-rate debt.
We would be exposed to the risk of credit loss in the event of non-performance by a counterparty to an interest rate swap agreement. In order to minimize counterparty risk, we would only entered into derivative transactions with counterparties that are rated A- or better by Standard & Poor’s Financial Services LLC or A3 or better by Moody’s Investors Service, Inc. at the time of the transactions. In addition, to the extent possible and practical, interest rate swaps are entered into with different counterparties to reduce concentration risk.
From time to time, we have entered into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of December 31, 2019, none of the debt was fixed due to the interest rate swap agreements, and 100% was variable. Based on our December 31, 2019 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase our annual interest expense by approximately $8.6 million.
Inflation
Inflation has only a moderate effect on our expenses given current economic conditions. In the event that significant global inflationary pressures appear, these pressures would increase our operating, voyage, general and administrative and financing costs.
Foreign Exchange Risk
The shipping industry’s functional currency is the U.S. dollar. All of our revenues and most of our operating costs are in U.S. dollars. We incur certain operating expenses, such as vessel and general and administrative expenses, in currencies other than the U.S. dollar, and the foreign exchange risk associated with these operating expenses has historically been immaterial. If foreign exchange risk becomes material in the future, we may seek to reduce our exposure to fluctuations in foreign exchange rates through the use of short-term currency forward contracts and through the purchase of bulk quantities of currencies at rates that management considers favorable. For contracts which qualify as cash flow hedges for accounting purposes, hedge effectiveness would be assessed based on changes in foreign exchange spot rates with the change in fair value of the effective portions being recorded in accumulated other comprehensive loss.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information called for by Item 7A is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” and is incorporated herein by reference.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2019 and 2018	F-3
Consolidated statements of operations for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018	F-4
Consolidated statements of comprehensive loss for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018	F-5
Consolidated statements of changes in equity for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018	F-6
Consolidated statements of cash flows for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of
Diamond S Shipping Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond S Shipping Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, the nine months ended March 31, 2018 and the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
New York, New York
March 27, 2020
We have served as the Company’s auditor since 2011.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of December 31, 2019 and December 31, 2018
(In Thousands, except for share and per share data)
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$83,609	$83,054
Due from charterers – Net of provision for doubtful accounts of $1,415 and $1,962, respectively	80,691	42,637
Inventories	32,071	20,880
Prepaid expenses and other current assets	13,179	3,731
Total current assets	209,550	150,302
Noncurrent assets:
Vessels – Net of accumulated depreciation of $553,483 and $479,532, respectively	1,865,738	1,454,286
Other property – Net of accumulated depreciation of $584 and $458, respectively	642	756
Deferred drydocking costs – Net of accumulated amortization of $17,975 and $14,573, respectively	37,256	33,287
Deferred financing costs – Net	—	169
Restricted cash	5,610	5,104
Time charter contracts acquired – Net of accumulated amortization of $2,296 and $1,733, respectively	5,004	93
Other noncurrent assets	4,582	5,858
Total noncurrent assets	1,918,832	1,499,553
Total	$2,128,382	$1,649,855
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$134,389	$97,315
Accounts payable and accrued expenses	44,062	25,316
Deferred charter hire revenue	1,934	3,622
Derivative liabilities	—	630
Total current liabilities	180,385	126,883
Long-term debt – Net of deferred financing costs of $15,866 and $7,147, respectively	744,055	542,226
Derivative liabilities	—	900
Total liabilities	924,440	670,009
Commitments and contingencies (Note 18)
Equity:
Partners’ contributions	—	994,771
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,890,699 shares at December 31, 2019	40	—
Additional paid-in capital	1,237,658	2,558
Accumulated other comprehensive income	—	4,387
Accumulated deficit	(68,567)	(56,477)
Total Diamond S Shipping Inc. equity	1,169,131	945,239
Noncontrolling interests	34,811	34,607
Total equity	1,203,942	979,846
Total	$2,128,382	$1,649,855
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Operations
for the Year Ended December 31, 2019, the Nine Months Ended December 31, 2018
and the Year Ended March 31, 2018
(In Thousands, except for share and per share data)
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Revenue:
Spot revenue	$511,573	$262,281	$185,010
Time charter revenue	68,211	13,192	17,905
Pool revenue	—	—	100,028
Voyage revenue	579,784	275,473	302,943
Operating expenses:
Voyage expenses	230,675	137,774	89,912
Vessel expenses	153,662	85,206	109,176
Depreciation and amortization expense	108,703	66,101	86,625
Loss on sale of vessels	18,344	19,970	—
General and administrative expenses	26,794	11,384	14,641
Other corporate expenses	2,657	678	483
Management fees	—	—	1,017
Total operating expenses	540,835	321,113	301,854
Operating income (loss)	38,949	(45,640)	1,089
Other (expense) income:
Interest expense	(46,772)	(28,097)	(33,754)
Loss on extinguishment of debt	(3,978)	—	—
Other income	1,719	1,223	1,329
Total other expense – Net	(49,031)	(26,874)	(32,425)
Net loss	(10,082)	(72,514)	(31,336)
Less: Net loss attributable to noncontrolling interest	(776)	(135)	(776)
Net loss attributable to Diamond S Shipping Inc.	$(9,306)	$(72,379)	$(30,560)
Net loss per share – basic	$(0.25)	$(2.66)	$(1.12)
Net loss per share – diluted	$(0.25)	$(2.66)	$(1.12)
Weighted average common shares outstanding – basic	36,857,615	27,165,696	27,165,696
Weighted average common shares outstanding – diluted	36,857,615	27,165,696	27,165,696
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
for the Year Ended December 31, 2019, the Nine Months Ended December 31, 2018
and the Year Ended March 31, 2018
(In Thousands)
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Net loss	$(10,082)	$(72,514)	$(31,336)
Change in unrealized (loss) gain on cash flow hedges	(4,387)	(1,742)	1,608
Other comprehensive (loss) income	(4,387)	(1,742)	1,608
Comprehensive loss	(14,469)	(74,256)	(29,728)
Less: comprehensive loss attributable to noncontrolling interest	(776)	(135)	(776)
Comprehensive loss attributable to Diamond S Shipping Inc.	$(13,693)	$(74,121)	$(28,952)
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
for the Year Ended December 31, 2019, the Nine Months Ended December 31, 2018
and the Year Ended March 31, 2018
(In Thousands)
	Partners’ Contributions	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total
Balance – April 1, 2017	$994,771	$—	$2,558	$4,521	$46,462	$34,489	$1,082,801
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Change in unrealized gain on cash flow hedges	—	—	—	1,608	—	—	1,608
Net loss	—	—	—	—	(30,560)	(776)	(31,336)
Balance – March 31, 2018	994,771	—	2,558	6,129	15,902	34,693	1,054,053
Capital contributions for Diamond Anglo Ship Management PTE. LTD.	—	—	—	—	—	49	49
Change in unrealized loss on cash flow hedges	—	—	—	(1,742)	—	—	(1,742)
Net loss	—	—	—	—	(72,379)	(135)	(72,514)
Balance – December 31, 2018	994,771	—	2,558	4,387	(56,477)	34,607	979,846
Cumulative effect of accounting change (Note 14)	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Change in unrealized loss on cash flow hedges	—	—	—	(4,387)	—	—	(4,387)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Stock-based compensation	—	—	3,521	—	—	—	3,521
Net loss	—	—	—	—	(9,306)	(776)	(10,082)
Balance – December 31, 2019	$—	$40	$1,237,658	$—	$(68,567)	$34,811	$1,203,942

See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Year Ended December 31, 2019, the Nine Months Ended December 31, 2018
and the Year Ended March 31, 2018
(In Thousands)
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Cash flows from Operating Activities:
Net loss	$(10,082)	$(72,514)	$(31,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	108,703	66,101	86,625
Loss on sale of vessels	18,344	19,970	—
Amortization of deferred financing costs	4,135	2,494	2,852
Amortization of time charter hire contracts acquired	2,389	180	240
Loss on disposal of vessel equipment	—	34	217
Loss on extinguishment of debt	3,978	—	—
Amortization of the realized gain from recouponing swaps	(5,917)	(896)	—
Stock-based compensation expense	3,521	—	—
Earnings from equity method investment	—	—	(33)
Changes in assets and liabilities:
(Increase) decrease in Due from Charterers	(38,015)	11,908	(9,265)
(Increase) decrease in inventories	(5,662)	1,980	(5,660)
(Increase) decrease in Prepaid expenses and other current assets	(5,163)	2,352	(3,559)
Cash paid for drydocking	(17,314)	(17,746)	(17,115)
Decrease in Pool working capital contributions	—	2,027	3,320
Dividend received from equity method investment	—	—	1,443
Decrease (increase) in Other noncurrent assets	581	(9)	(275)
Increase in Accounts payable and accrued expenses	7,906	5,994	7,178
(Decrease) increase in Deferred charter hire	(4,054)	1,611	(607)
Net cash provided by operating activities	63,350	23,486	34,025
Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	(292,683)	—	—
Maturities of time deposits	—	—	52,530
Transaction costs	(19,084)	(1,654)	—
Proceeds from sale of vessels	31,800	34,890	—
Payments for vessel additions	(14,385)	(4,701)	(3,487)
Payments for other property	(178)	(527)	(422)
Return of investment in Gemini Tankers, LLC	—	—	20
Net cash (used in) provided by investing activities	(294,530)	28,008	48,641
Cash flows from Financing Activities:
Borrowings on long-term debt	815,000	—	—
Principal payments on long-term debt	(101,452)	(79,636)	(74,372)
Borrowings on revolving credit facilities	61,000	26,532	6,000
Payments to retire credit facilities	(500,603)	—	—
Repayments on revolving credit facilities	(26,323)	(1,209)	—
Cash received from recouponing swaps	—	6,813	—
Proceeds from partners’ contributions in subsidiaries	980	49	980
Payments for deferred financing costs	(16,361)	(225)	(284)
Net cash provided by (used in) financing activities	232,241	(47,676)	(67,676)
Net increase in cash, cash equivalents and restricted cash	1,061	3,818	14,990
Cash, cash equivalents and restricted cash – Beginning of period	88,158	84,340	69,350
Cash, cash equivalents and restricted cash – End of period	$89,219	$88,158	$84,340
Supplemental disclosures:
Cash paid for interest	$45,426	$25,754	$30,560
Common stock issued to CPLP (Refer to Note 3 – Merger Transaction)	$236,848	$—	$—
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$3,270	$34	$58

See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
(In Thousands, except for share and per share data, and as indicated)
Notes to Consolidated Financial Statements
1.   BUSINESS AND BASIS OF PRESENTATION
Business — Diamond S Shipping Inc. (“DSSI”) was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from Capital Product Partners L.P. (“CPLP”), CPLP’s crude and product tanker business and combining that business with the business and operations of DSS Holdings L.P. (“DSS LP”) pursuant to the Transaction Agreement, dated as of November 27, 2018 (as amended, the “Transaction Agreement”), by and among CPLP, DSS LP, DSSI and the other parties named therein. DSS LP was a Cayman Islands limited partnership formed on October 1, 2007.
On March 27, 2019, DSSI, and DSS LP and all of its directly-owned subsidiaries (the “DSS LP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DSS LP Subsidiaries merged with and into DSSI, with DSSI being the surviving corporation in the merger (the “Merger”). DSSI and the DSS LP Subsidiaries are hereinafter referred to collectively as the “Company.”
The Merger was accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” as the DSS LP Subsidiaries are the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of the DSS LP Subsidiaries for periods prior to the Merger are considered to be the predecessor financial statements of the Company. Refer to Note 3 — Merger Transaction for further information.
The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of December 31, 2019, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In January 2019, DSS LP’s Board of Directors approved changing its fiscal year end to December 31 of each calendar year from March 31. These consolidated financial statements are for the twelve month period of January 1, 2019 to December 31, 2019, the nine-month period of April 1, 2018 through December 31, 2018, and the twelve month period of April 1, 2017 to March 31, 2018.
Principles of Consolidation — The consolidated financial statements include the Company’s controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues or additional sources of cash and expenses or additional uses of cash during the reporting period. Actual results could differ from those estimates. Significant estimates include vessel valuations, the valuation of amounts due from charterers, residual value of vessels, useful life of vessels, the fair value of time charter contracts acquired, the fair value of derivative instruments and potential litigation claims and settlements.
Cash and Cash Equivalents, and Restricted Cash — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018:
	December 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$83,609	$83,054	$79,340
Restricted cash	5,610	5,104	5,000
Total Cash and cash equivalents, and Restricted cash shown in the Consolidated Statements of Cash Flows	$89,219	$88,158	$84,340
Amounts included in restricted cash represent those required to be set aside by the $66 Million Facility, as defined in Note 9 below. The restriction will lapse when the related long-term debt is retired.
Due from Charterers — Net — Due from charterers — net includes accounts receivable from charterers, net of the provision for doubtful accounts and reimbursable costs the Company incurred on behalf of its charterers. However, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise concerning the responsibility of lost time and revenue. Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a reasonable possibility of non-recoverability. At December 31, 2019 and 2018, the Company had reserves of  $1,415 and $1,962, respectively, against its Due from charterers balance associated with demurrage and deviation income.
Included in the standard time charter contracts with the Company’s customers are certain performance parameters, which, if not met, can result in customer claims. The Company monitors the vessels’ performances. As of December 31, 2019 and 2018, there were no customer claims or instances that resulted in the need for reserves related to unmet performance parameters.
Inventories — Inventories consist of bunkers and lubricants on board the vessels at the balance sheet dates. These inventories are stated at cost and determined on a first-in, first-out basis.
Vessels — Net — Vessels are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the asset, up to the asset’s estimated salvage value. The estimated useful life of a vessel is 25 years from the vessel’s initial delivery from the shipyard. Salvage value is based upon a vessel’s lightweight tonnage multiplied by an estimated scrap rate of  $0.3 per ton.
Expenditures for maintenance, repairs and minor renewals are expensed as incurred. Capital expenditures for significant improvements and new equipment are capitalized and are depreciated over the shorter of the capitalized asset’s life or the remaining life of the vessel.
For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, depreciation expense related to Vessels was $97,814, $58,920 and $79,124, respectively. During the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company disposed of vessel equipment, which resulted in a loss of  $34 and $217, respectively. There was no vessel equipment disposed of during the year ended December 31, 2019.
Other Property — Net — Other property includes software and office furniture and equipment, and is depreciated on a straight-line basis over the estimated useful life of the asset, which ranges from three to five years. For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, depreciation expense related to Other property was $292, $183 and $71, respectively. During the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company disposed of Other property no longer in use, which was fully depreciated.
Impairment of Long-Lived Assets — The Company follows FASB ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-lived Assets, which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates the carrying amounts and periods over which long-lived assets are depreciated to determine if events have occurred that would require modification to the carrying values or their useful lives. In evaluating useful lives and carrying values of long-lived assets, the Company reviews certain indicators of potential impairment, such as vessel appraisals, business plans and overall market conditions. An impairment loss on long-lived assets is recognized when indicators of potential impairment are present and the carrying amount of the long-lived asset is greater than its fair value and not believed to be recoverable. In determining future benefits derived from use of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the asset, including any related intangible assets and liabilities, exceeds its undiscounted future net cash flows, the carrying value is reduced to its fair value.
When comparing the book value of the long-lived assets to their lower market price as of December 31, 2019, it was determined that an indicator of impairment was present. Accordingly, the Company performed an undiscounted cash flow test based as of December 31, 2019, determining undiscounted projected net operating cash flows for the vessels and comparing them to the carrying values of the vessels, and any related intangible assets and liabilities. In developing estimates of future cash flows, the Company made assumptions about future charter rates, utilization rates, vessel operating expenses, future dry docking costs and the estimated remaining useful life of the vessels. These assumptions are based on historical trends as well as future expectations that are in line with the Company’s historical performance and expectations for the vessels’ utilization under the current deployment strategy. Based on these assumptions, the Company determined that the vessels held for use and their related intangible assets were not impaired as of December 31, 2019.
Deferred Financing Costs — Net — Deferred financing costs include fees, legal expenses and other costs associated with securing loan facilities and lines of credit. The costs are amortized over the life of the related debt and are recorded to Interest expense in the consolidated statements of operations. Debt issuance costs related to loan facilities are recorded as a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets. Debt issuance costs related to lines of credit are recorded to Deferred financing costs — net on the Company’s consolidated balance sheets.
Deferred Drydocking Costs — Net — The Company uses the deferral method of accounting for drydocking costs. Under the deferral method, drydocking costs are deferred and amortized on a straight-line basis over the period to the next anticipated drydock, which is estimated to be approximately 30 to 60 months. The Company capitalizes the costs associated with drydocking as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Deferred drydocking costs include direct costs incurred as part of the drydock to meet regulatory requirements, or costs that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydock or not, are expensed as incurred. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, $10,597, $6,998 and $7,430, respectively, of amortization of Deferred drydocking costs was recorded to Depreciation and amortization expense in the consolidated statements of operations.
Deferred Charter Hire Revenue — Deferred charter hire revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as Revenue in the consolidated statements of operations when earned.
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
Revenues are generated from time charters, voyage charters and pool revenues.
Time Charters — Revenues from the time chartering of vessels are recognized on a straight-line basis over the periods of such charter agreements as service is performed. When the time charter contains a profit-sharing agreement, the Company recognizes the profit-sharing or contingent revenue only after meeting a determinable threshold, which is set forth in the time charter agreement. Amounts receivable arising from profit-sharing arrangements are accrued based on the actual results of the voyages recorded as of the reporting date once the threshold is met. In time charters, there are certain other non-specified voyage expenses such as commissions, which are typically borne by the Company. These expenses are recognized when incurred.
Voyage Charters — Prior to the January 1, 2019 adoption date of the new revenue recognition guidance as disclosed in Note 14 — Voyage Revenue, under a voyage charter contract, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs borne by the Company in connection with voyage charters that would otherwise have been borne by the charterer under time charter agreements. These expenses principally consist of fuel, canal and port charges, which are recognized as incurred. Demurrage income represents payments or amounts due from charterer to the vessel owner when loading and discharging time exceed the stipulated time in a voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise, and is recognized on a pro rata basis over the length of the voyage to which it pertains.
Pool Revenues — During the year ended March 31, 2018, the Company employed some of its vessels in vessel pools. None of the Company’s vessels operated in pools during the year ended December 31, 2019 and the nine months ended December 31, 2018. The vessel pools in which the Company’s vessels operate provide cost-effective commercial management services for a group of similar class vessels. The pool arrangements provide the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, voyage related costs, such as the cost of bunkers and port expenses, are borne by the pool and vessel operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market. The Company recognizes revenue from these pool arrangements based on its portion of the net distributions reported by the relevant pool, which represents the net voyage revenue of the pool after voyage expenses and certain pool manager fees.
Vessel Expenses — Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses. Vessel expenses are recognized when incurred.
Management Fees — Management fees consist of fees paid to a charterer that commercially manages certain vessels and fees paid to the pools in which the Company’s vessels operate.
Fair Value Measurements — Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. When establishing fair value, a three-tier hierarchy for inputs is used, which prioritizes the inputs used in the valuation methodologies. Fair value is a measurement for certain financial instruments and nonfinancial assets and nonfinancial liabilities. For nonfinancial assets, including fixed assets, fair value is recorded or required to be disclosed in a period in which an impairment occurs.
Fair Value of Financial Instruments — The estimated fair value of the Company’s financial instruments, such as cash equivalents, due from charterers, and accounts payable and accrued expenses approximate their individual carrying amounts as of December 31, 2019 and 2018, due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. Derivative assets and liabilities are carried on the balance sheets at fair value.
Derivatives — Interest Rate Risk Management — The Company is exposed to interest rate risk through its variable rate credit facilities. The Company has used interest rate swaps, under which the Company pays a fixed rate in exchange for receiving a variable rate, to achieve a fixed rate of interest on the hedged portion of the debt in order to increase the ability to forecast interest expense. The objective of these swaps is to help to protect the Company against changes in borrowing rates on the current credit facilities and any replacement floating rate Eurodollar credit facility. Upon execution of the swaps, the Company designated the swaps as cash flow hedges of benchmark interest rate risk under ASC 815, Derivatives and Hedging, and has established effectiveness testing and measurement processes. Changes in the fair value of the interest rate swaps are recorded as assets or liabilities, and effective unrealized gains or losses are captured in a component of accumulated other comprehensive income or loss until reclassified to interest expense when the hedged variable rate interest expenses are incurred. The ineffective portion, if any, of the change in fair value of the interest rate swap agreements is required to be recognized in earnings. The Company elected to classify settlement payments as operating activities within the statement of cash flows.
For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, no gains or losses due to ineffectiveness have been recorded in earnings relative to interest rate swaps entered into by the Company that qualify as hedges.
Comprehensive Loss — The Company follows ASC 220-10, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income and amounts related to the Company’s interest rate swaps accounted for as cash flow hedges. These other comprehensive income items are discussed further in Note 11.
Time Charter Contracts Acquired — The Company follows the provisions of ASC 350-20-35, Intangibles-Goodwill and Other. Goodwill and indefinite lived intangible assets and liabilities acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives.
The Company’s intangible assets consist of charter-in contracts acquired as part of the Merger and as part of its purchase of 30 vessel-owning companies during the year ended March 31, 2012. Upon the completion of the Merger and this acquisition, certain time charter contracts with a contractual rate in excess of the fair market charter rate were recorded as an asset on the consolidated balance sheets. These assets are amortized as a net reduction of time charter revenues over the remaining term of such charters. For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, amortization of time charter contracts was $2,389, $181 and $240, respectively.
Nonvested Stock Awards — The Company follows ASC Subtopic 718, Compensation — Stock Compensation, for nonvested stock issued under the 2019 Equity Incentive Plan. Stock-based compensation costs from nonvested stock have been classified as a component of additional paid-in capital in the Consolidated Statement of Changes in Equity. Stock-based compensation is discussed further in Note 16.
Concentrations of Credit Risk — The Company’s Cash and cash equivalents and Due from charterers may be subject to concentrations of credit risk. The Company deposits a significant portion of its cash and cash equivalents with three financial institutions. None of the Company’s cash and cash equivalent balances maintained at these three financial institutions are covered by insurance in the event of default by either of these banks. The Company’s cash and cash equivalent balances maintained at FDIC-insured institutions exceed the FDIC insured limits. The Company monitors the creditworthiness of these banks regularly.
With respect to Due from charterers, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. For the year ended December 31, 2019, there were no charterers that exceeded 10% of the Company’s revenue. For the nine months ended December 31, 2018, the Company earned 13.9% its revenue from one charterer. For the year ended March 31, 2018, the Company earned 12.3% and 21.0% of its revenue from two of the pools in which the Company’s vessels operated during the year.
United States Gross Transportation Tax — Pursuant to Section 883 of the U.S. Internal Revenue Code of 1986 (as amended) (the “Code”), qualified income derived from the international operations of ships is excluded from gross income and exempt from U.S. federal income tax if a company engaged in the international operation of ships meets certain requirements (the “Section 883 exemption”). Among other things, in order to qualify, the Company must be incorporated in a country that grants an equivalent exemption to U.S. corporations and must satisfy certain qualified ownership requirements.
The Company is incorporated in the Marshall Islands. Pursuant to the income tax laws of the Marshall Islands, the Company is not subject to Marshall Islands income tax. The Marshall Islands has been officially recognized by the Internal Revenue Service as a qualified foreign country that currently grants the requisite equivalent exemption from tax. The Company is not taxable in any other jurisdiction, with the exception of Diamond S Management LLC (Marshall Islands), Diamond S Management (Singapore) Pte. Ltd, and Diamond Anglo Ship Management Pte. Ltd., as noted in the “Income taxes” section below.
The Company will qualify for the Section 883 exemption if, among other things, (i) the Company’s stock is treated as primarily and regularly traded on an established securities market in the United States (the “publicly traded test”) or (ii) the Company satisfies the qualified shareholder test or (iii) the Company satisfies the controlled foreign corporation test (the “CFC test”). Under applicable U.S. Treasury Regulations, the publicly traded test cannot be satisfied in any taxable year in which persons who actually or constructively own 5% or more of the Company’s stock (which the Company sometimes refers to as “5% shareholders”), together own 50% or more of the Company’s stock (by vote and value) for more than half the days in such year (the “five percent override rule”), unless an exception applies. A foreign corporation satisfies the qualified shareholder test if more than 50 percent of the value of its outstanding shares is owned (or treated as owned by applying certain attribution rules) for at least half of the number of days in the foreign corporation’s taxable year by one or more “qualified shareholders.” A qualified shareholder includes a foreign corporation that, among other things, satisfies the publicly traded test. A foreign corporation satisfies the CFC test if it is a “controlled foreign corporation” and one or more qualified U.S. persons own more than 50 percent of the total value of all the outstanding stock.
Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the year ended December 31, 2019. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the year ended December 31, 2019, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of the year.
If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).
Based on the CFC test, the Company believes that it qualified for exemption from income tax on income derived from the international operations of vessels during the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018. In order to meet the CFC test, the Company’s qualified foreign holders cannot exceed 50% in the given year. Under the Section 883 regulations, the Company’s qualification for the CFC test may be jeopardized if more than 50% of the owners are deemed qualified foreign holders. Management believes that during 2019, less than 50% of is owners were qualified foreign holders.
Income Taxes — To the extent the Company’s U.S. source shipping income, or other U.S. source income, is considered to be effectively connected income, as described below, any such income, net of applicable deductions, would be subject to the U.S. federal corporate income tax, imposed at a 21% rate. In addition, the Company may be subject to a 30% “branch profits” tax on such income, and on certain interest paid or deemed paid attributable to the conduct of such trade or business. Shipping income is generally sourced 100% to the United States if attributable to transportation exclusively between United States ports (the Company is prohibited from conducting such voyages), 50% to the United States if attributable to transportation that begins or ends, but does not both begin and end, in the United States (as described in “United States Gross Transportation Tax” above) and otherwise 0% to the United States.
The Company’s U.S. source shipping income would be considered effectively connected income only if:
•
the Company has, or is considered to have, a fixed place of business in the U.S. involved in the earning of U.S. source shipping income; and

•
substantially all of the Company’s U.S. source shipping income is attributable to regularly scheduled transportation, such as the operation of a vessel that follows a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the U.S.

The Company does not intend to have, or permit circumstances that would result in having, any vessel sailing to or from the U.S. on a regularly scheduled basis. Based on the current shipping operations of the Company and the Company’s expected future shipping operations and other activities, the Company believes that none of its U.S. source shipping income will constitute effectively connected income. However, the Company may from time to time generate non-shipping income that may be treated as effectively connected income.
In addition to the Company’s shipping income and pursuant to certain agreements, the Company commercially manages its vessels. These services are performed by Diamond S Management LLC, a Marshall Islands entity (“DSMM”), which elected to be taxed as a corporation for United States federal income tax purposes. As such, DSMM is subject to United States federal income tax (imposed a 21% rate) on its worldwide net income, including the net income derived from providing these services. After allocation of certain expenses, there was no taxable income for the taxable year ended December 31, 2019 due to carryforward losses.
The Company has two entities that were established in Singapore. The income for these two entities is taxable at the prevailing Singapore Corporate income tax rate, which is currently 17%. The Company established the Singapore-based Diamond S Management (Singapore) Pte. Ltd. (“DSMS”) on November 17, 2017. During the year ended December 31, 2019 and the nine months ended December 31, 2018, DSMS recorded $2 and ($1) of income tax, respectively, in General and administrative expenses in the Consolidated Statements of Operations. The Company established the Singapore-based Diamond Anglo Ship Management Pte. Ltd. (“DASM”) on January 11, 2018. During the year ended December 31, 2019 and the nine months ended December 31, 2018, DASM recorded $73 and $16 of income tax, respectively, in General and administrative expenses in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
New accounting standards adopted — In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. For the Company, this standard is effective for annual periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, allowing for earlier adoption as permitted in the ASU, and shall be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption (the “modified retrospective transition method”). The Company adopted ASU 2014-09 on January 1, 2019 using the modified retrospective transition method applied to those spot market voyage charter contracts which were not completed as of January 1, 2019. Upon adoption, the Company recognized the cumulative effect of adopting this guidance as an adjustment to its Accumulated deficit as of January 1, 2019. Prior periods were not retrospectively adjusted. The adoption of ASU 2014-09 does not have an impact on the timing of recognition of revenue generated from time charter agreements. Refer to Note 14 for further discussion of the financial impact on the Company’s consolidated financial statements.

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
New accounting standards to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company is in the midst of analyzing its contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2021 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of this pronouncement on the consolidated financial statements.
3.    MERGER TRANSACTION
As discussed in Note 1, the Company completed the Merger on March 27, 2019. Directly prior to the Merger, the following took place:
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

Immediately following the Distribution, the Merger took place, which is detailed as follows:

•
The Pre-Mergers took place:

•
DSS Crude Transport Inc., a wholly-owned subsidiary of DSS LP, merged with Crude Merger Entity, with DSS Crude Transport Inc. surviving the merger,

•
DSS Products Transport Inc., a wholly-owned subsidiary of DSS LP, merged with Products Merger Entity, with DSS Products Transport Inc. surviving the merger, and

•
Diamond S Technical Management LLC, a wholly-owned subsidiary of DSS LP, merged with Management Merger Entity, with Diamond S Technical Management LLC surviving the merger.

•
Following the Pre-Mergers and pursuant to the same plan, each of DSS Crude Transport Inc., DSS Products Transport Inc. and Diamond S Technical Management LLC merged with the Surviving Merger Entity, with the Surviving Merger Entity surviving. The Surviving Merger Entity subsequently merged with DSSI, with DSSI surviving.

Pursuant to the Transaction agreement, the CPLP unitholders received 12,725,000 common shares in DSSI, and the DSS LP limited partners received common shares of DSSI that were determined by the factor to which DSS LP’s net asset value is to the net asset value of DSSI immediately after the Distribution, multiplied by the number of shares distributed to CPLP unitholders after the March 27, 2019 effective date. This equated to the DSS LP limited partners receiving 27,165,696 common shares.
The Merger completed on March 27, 2019, and the Company’s common shares commenced trading on the New York Stock Exchange on March 28, 2019.
The Merger was accounted for as a reverse acquisition in accordance with ASC 805, “Business Combinations.” Based on the structure of the Merger and other activities contemplated by the Transaction Agreement, relative outstanding share ownership, the composition of the Company’s board of directors and the designation of certain senior management positions of the Company, the DSS LP Subsidiaries are the accounting acquirer for financial reporting purposes.
Further, in accordance with ASU 2017-01, the Merger was determined to be an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets.
The consideration transferred, assets acquired, and liabilities assumed are recognized as follows:
Consideration paid and transferred
Cash paid – net of cash received of $16,568	$292,683
Common stock issued to CPLP	236,848
Transaction costs	20,738
Total consideration paid and transferred	$550,269

Net assets acquired
Due from charterers	$4,514
Inventories	6,969
Prepaid expenses and other current assets	1,152
Vessels	537,988
Time charter contracts acquired – assets	7,300
Other noncurrent assets	2,191
Accounts payable and accrued expenses	(7,478)
Deferred charter hire revenue	(2,367)
Net assets acquired	$550,269
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
In connection with the Merger, the incentive units granted under the DSS LP unit incentive plan expired with no value. Further, while the Company is now a public company, management believe that, pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, the income related to vessel operations will continue to be exempt from U.S. federal income tax, although no assurance can be given that we will continue to satisfy this statutory exemption from U.S. federal income taxation.
4.   NET LOSS PER SHARE
The computation of basic net loss per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net loss per share assumes the vesting of nonvested stock awards (refer to Note 16 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the year ended December 31, 2019, 70,570 shares of restricted stock and restricted stock units were excluded from the computation of diluted net loss per share because all were anti-dilutive (refer to Note 16 — Stock-Based Compensation).
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	36,857,615	27,165,696	27,165,696
Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	36,857,615	27,165,696	27,165,696
Dilutive effect of restricted stock awards	—	—	—
Weighted-average common shares outstanding, diluted	36,857,615	27,165,696	27,165,696
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
During each of the years ended December 31, 2019 and March 31, 2018, NT Suez received $2.0 million in investments from the Company and WLR/TRF in accordance with their pro rata ownership. These investments were used for shipyard installment payments and working capital. During the nine months ended December 31, 2018, NT Suez did not receive investments.
Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of December 31, 2019 and December 31, 2018, and was formed to provide ship management services to the Company’s vessels.
As of December 31, 2019 and December 31, 2018, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.
Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.
6.   VESSEL DISPOSITIONS
In November 2018, the Board of Directors approved selling the Alpine Minute and Alpine Magic, both 2009-built MR vessels. The Company reached an agreement to sell the Alpine Minute and Alpine Magic for $17.8 million and $17.0 million, respectively, less a 1% broker commission payable to a third party. In December 2018, the Company completed the sale of the Alpine Mia and Alpine Magic, receiving total proceeds of  $34.9 million, and repaying debt on the $460 Million Facility, as defined in Note 9 below, of $24.7 million. The loss on sale of the vessels was $20.0 million, which was recorded to the consolidated statement of operations for the nine months ended December 31, 2018.
In August 2019, the Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. The Company reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, receiving total proceeds of  $31.8 million. In September 2019, the Company delivered the vessels to the buyer and repaid debt on the $460 Million Facility of  $20.4 million. The loss on sale of the vessels was $18.3 million, which was recorded to the consolidated statement of operations for the year ended December 31, 2019.
7.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31, 2019 and 2018:
	December 31, 2019	December 31, 2018
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 15 – Related Party Transactions)	$5,757	$—
Advances to technical managers	26	578
Insurance claims receivable	511	697
Prepaid insurance	1,093	580
Advances to agents	1,421	549
Deferred voyage costs (Refer to Note 14 – Voyage Revenue)	3,132	—
Other	1,239	1,327
Total prepaid expenses and other current assets	$13,179	$3,731

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following as of December 31, 2019 and 2018:
	December 31, 2019	December 31, 2018
Trade accounts payable and accrued expenses	$9,716	$11,071
Accrued vessel and voyage expenses	32,201	13,845
Accrued interest	1,090	400
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 15 – Related Party Transactions)	1,055	—
Total accounts payable and accrued expenses	$44,062	$25,316
9.   LONG-TERM DEBT
Long-term debt at December 31, 2019 and 2018 was comprised of the following:
	December 31, 2019	December 31, 2018
$360 Million Facility	$327,500	$—
$525 Million Facility	515,000	—
$460 Million Facility	—	315,368
$235 Million Facility	—	186,923
$75 Million Facility	—	61,875
$66 Million Facility	51,810	56,199
$30 Million Line of Credit	—	20,323
$20 Million Line of Credit	—	6,000
Total	894,310	646,688
Less: Unamortized deferred financing costs	(15,866)	(7,147)
Less: Current portion	(134,389)	(97,315)
Long-term debt, net of deferred financing costs	$744,055	$542,226
$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of  $300,000 and a revolving loan of  $60,000, and is collateralized by the 25 Athena Vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of December 31, 2019, $55,000 of the revolving loan was drawn, while $5,000 was available and undrawn.
The $360 Million Facility contains certain restrictions on the payments of dividends. The $360 Million Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and limits dividends payable so that they do not exceed in any fiscal quarter an amount that is equal to 50% of the adjusted consolidated net income of the Company in such fiscal quarter.
$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of financing the $460 Million Facility, the $235 Million Facility and the $75 Million Facility (defined below). The $525 Million Facility consists of a term loan of  $375,000 and a revolving loan of  $150,000, and is collateralized by the 36 vessels that collateralized the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, with reductions based on a

17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of December 31, 2019, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.
The $525 Million Facility contains certain restrictions on the payments of dividends. The $525 Million Facility permits the Company to pay dividends so long as the payment of dividends does not cause an event of default, and limits dividends payable so that they do not exceed in any fiscal quarter an amount that is equal to 50% of the adjusted consolidated net income of the Company in the preceding fiscal quarter.
Prior to the December 2019 refinancing, the Company financed 26 MR vessels, which were acquired in September 2011, with a $460,000 five-year senior secured term loan facility, as amended (the “$460 Million Facility”). Interest was paid monthly, and the $460 Million Facility bore interest at the Eurodollar Rate for a one-month interest period, plus a 2.80% interest rate margin.
Also, prior to the December 2019 refinancing, the Company financed eight 2012-built Suezmaxes with a $235,000 five-year senior secured financing facility, as amended (the “$235 Million Facility”), which consisted of a term loan of  $220 million and a revolving loan of  $15000. Interest on the term loan component was paid quarterly and the $235 Million Facility bore interest at the Eurodollar Rate for a three-month interest period, plus a 2.75% interest rate margin. Commitment fees on undrawn amounts related to the revolving loan component of the $235 Million Facility were 1.10%.
Lastly, prior to the December 2019 refinancing, the Company financed two 2016-built Suezmaxes vessels with a $75,000 seven-year senior secured term loan facility, as amended (the “$75 Million Facility”). Interest was paid quarterly, and the $75 Million Facility bore interest at the Eurodollar Rate for a three-month interest period, plus a 2.20% interest rate margin.
$66 Million Facility — On August 9, 2016, the Company entered into a $66,000 five-year senior secured term loan facility (the “$66 Million Facility”) for the purpose of financing two vessels controlled through the joint venture NT Suez (refer to Note 5 — Joint Venture Investments). The $66 Million Facility, which is collateralized by the two vessels controlled through NT Suez, is a nonrecourse term loan with reductions that are based on a 15-year amortization schedule, and are payable on a quarterly basis. Interest is paid quarterly, and the $66 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 3.25% interest rate margin.
The $66 Million Facility contains certain restrictions on the payments of dividends by the NT Suez joint venture. The $66 Million Facility permits the NT Suez joint venture to pay dividends so long as the payment of dividends does not cause an event of default, and does not exceed an amount equal to 75% of the consolidated net income, as determined in accordance with GAAP, of the borrower, which is the consolidated accounts of NT Suez.
$20 Million Line of Credit — On September 29, 2016, the Company extended its $20,000 revolving line of credit (the “$20 Million Line of Credit”), initially entered into on October 1, 2013. The $20 Million Line of Credit was paid off and cancelled in connection with the Merger.
$30 Million Line of Credit — On October 20, 2016, the Company entered into a $30,000 three-year revolving line of credit, as amended (the “$30 Million Line of Credit”), for the purposes of refinancing a previous line of credit. The $30 Million Line of Credit was paid off and cancelled in connection with the Merger.
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
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Effective interest rate	4.77%	4.80%	4.07%
Range of interest rates (excluding impact of swaps and unused commitment fees)	4.30% to 6.06%	4.50% to 5.64%	3.55% to 5.56%
Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of December 31, 2019.
Maturities — The aggregate maturities of debt for the years ending December 31 are as follows:
2020	$134,389
2021	177,421
2022	130,000
2023	130,000
2024	322,500
Total	$894,310
10.   INTEREST RATE SWAPS
The Company uses interest rate swaps for the management of interest rate risk exposure, as the interest rate swaps effectively convert a portion of the Company’s debt from a floating to a fixed rate. The interest rate swaps are agreements between the Company and counterparties to pay, in the future, a fixed-rate payment in exchange for the counterparties paying the Company a variable payment. The amount of the net payment obligation is based on the notional amount of the swap contract and the prevailing market interest rates. The Company may terminate the swap contracts prior to their expiration dates, at which point a realized gain or loss would be recognized. The value of the Company’s commitment would increase or decrease based primarily on the extent to which interest rates move against the rate fixed for each swap. All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair values. For accounting hedges, on the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge) or (2) a hedge of a forecasted transaction (“cash flow” hedge).
The Company entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In September 2018, the Company re-couponed its swaps, receiving cash of $6,813, with the corresponding gain recognized ratably over the original term of the hedged instruments. The re-couponed swaps were terminated in December 2019 when the related $460 Million Facility was extinguished. Upon the swaps’ termination, the Company made a payment of  $2,486 and recognized the remaining gain of  $5,917 that resulted from the re-couponing in September 2018, which are recognized in Interest expense in the Consolidated Statements of Operations.

The interest rate swaps designated as a cash flow hedge that were in place as of December 31, 2018 are as follows:
				December 31, 2018
Interest Rate Swap Detail				Notional Amount Outstanding
Trade Date	Fixed Rate	Start Date of Swap	End Date of Swap
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	$56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	56,030
25-Sep-18	2.906%	31-Aug-18	04-Jun-21	56,030
				$168,090
The Company paid fixed-rate interest amounts and received floating rate interest amounts based on one-month LIBOR settings.
The derivative asset and liability balances at December 31, 2019 and 2018 are as follows:
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2019	December 31, 2018		December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$—	$630
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	—	900
Total derivatives designated as hedging instruments		—	—		—	1,530
Total Derivatives		$—	$—		$—	$1,530

The components of Accumulated other comprehensive income included in the Consolidated Balance Sheets consist of net unrealized (loss) gain on cash flow hedges as of December 31, 2018. The table below presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2018. As the interest rate swaps were terminated in December 2019, there are no derivative liability or assets included in the balance sheet at December 31, 2019.
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2018 Derivatives	$1,530	$—	$1,530	$—	$—	$1,530
11.   ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of Accumulated other comprehensive income included in the Consolidated Balance Sheets consist of net unrealized gain on cash flow hedges as of December 31, 2018.

The changes in Accumulated other comprehensive income by component for the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018 are as follows:
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	For the Year Ended March 31, 2018
Accumulated other comprehensive income – Beginning of period	$4,387	$6,129	$4,521
Other comprehensive income before reclassifications	(6,819)	(2,812)	991
Amounts reclassified from Accumulated other comprehensive income	2,432	1,070	617
Other comprehensive (loss) income for the period	(4,387)	(1,742)	1,608
Accumulated other comprehensive income – End of period	$—	$4,387	$6,129
The realized gain for the year ended December 31, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of  ($999) related to interest rate swap contracts, ($2,486) in payments to terminate the swaps and $5,917 related to the amortization of the gain on re-couponed swaps, as discussed in Note 10. The realized gain for the nine months ended December 31, 2018 reclassified from Accumulated other comprehensive income consists of  $295 related to interest rate swap contracts and $896 related to the amortizing gain on re-couponed swaps. The realized gain for the year ended March 31, 2018 reclassified from Accumulated other comprehensive income consists of  $617 related to interest rate swap contracts. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the Consolidated Statements of Operations.
12.   FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values and carrying amounts of the Company’s financial instruments at December 31, 2019 and 2018 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:
	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$83,609	$83,609	$83,054	$83,054
Restricted cash	5,610	5,610	5,104	5,104
Variable rate debt	894,310	894,310	646,688	646,688
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
The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:
	Level 1	Level 2	Level 3	Total
December 31, 2019
Derivative liabilities	$—	$—	$—	$—
December 31, 2018
Derivative liabilities	—	1,530	—	1,530
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
The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the year ended December 31, 2019 and the nine months ended December 31, 2018.
13.   REVENUE FROM TIME CHARTERS
The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options, as of December 31, 2019 are as follows:
2020	$61,844
2021	29,717
2022	13,457
Total future committed revenue	$105,018
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
As a result of the adoption of the new revenue recognition guidance on January 1, 2019, the Company recorded a net increase to the opening accumulated deficit of  $2,784 for the cumulative impact of adopting the new guidance. The impact related primarily to the change in accounting for spot market voyage charters. Prior to the adoption of the new guidance, revenue for spot market voyage charters was recognized ratably over the total transit time of the voyage, which previously commenced the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. As a result of the adoption of the new guidance, revenue for spot market voyage charters is now being recognized ratably over the total transit time of the voyage which now begins when the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Additionally, the Company has identified that the contract fulfillment costs of spot market voyage charters consist primarily of the fuel consumption that is incurred by the Company from the end of the previous vessel employment until the arrival at the loading port. The fuel consumption during this period is deferred and recorded as deferred voyage costs included in Prepaid expenses and other current assets in the Consolidated Balance Sheet and is amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and recognized as part of Voyage expenses. Refer also to Note 7 — Prepaid Expenses and Other Current Assets.
The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Consolidated Balance Sheet:
	As of December 31, 2019
	As Reported	Balance without Adoption of New Revenue Standard	Effect of Change
Assets
Current assets
Due from charterers	$80,691	$92,216	$11,525
Prepaid expenses and other current assets	13,179	10,047	(3,132)
Equity:
Accumulated deficit	$(68,567)	$(60,174)	$(8,393)
The following table illustrates the impact of the adoption of the new revenue recognition guidance on the Consolidated Statement of Operations:
	For the Year Ended December 31, 2019
	As Reported	Balance without Adoption of New Revenue Standard	Effect of Change
Revenue	$579,784	$586,834	$(7,050)
Voyage expenses	230,675	232,116	1,441
Net loss attributable to Diamond S Shipping Inc.	(9,306)	(3,697)	(5,609)
Net loss per share – basic	$(0.25)	$(0.10)	$(0.15)
Net loss per share – diluted	$(0.25)	$(0.10)	$(0.15)
The adoption of the new revenue recognition guidance does not have an impact on the operating, investing or financing activities in the Consolidated Statements of Cash Flows.

The following table illustrates the cumulative effect of the adoption of the new revenue recognition guidance on the opening Consolidated Balance Sheet:
	Balance at December 31, 2018	New Revenue Standard Adjustment	Balance at January 1, 2019
Assets
Current assets:
Due from charterers	$42,637	$(4,475)	$38,162
Prepaid expenses and other current assets	3,731	1,691	5,422
Equity:
Accumulated deficit	$(56,477)	$(2,784)	$(59,261)
15.   RELATED PARTY TRANSACTIONS
During the year ended December 31, 2019, the Company had the following related party transactions.
Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 Athena Vessels acquired in the Merger. During the year ended December 31, 2019, the following transactions were recorded for these services:
•
$5,929 was incurred for technical management services, which is included in Vessel expenses in the Consolidated Statements of Operations and have been paid as of December 31, 2019.

•
$1,868 was incurred for commercial management services, which is included in Voyage expenses in the Consolidated Statements of Operations. As of December 31, 2019, $558 remains unpaid, and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.

•
$1,524 was incurred for general management services, which is included in General and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2019, $164 remains unpaid, and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.

During the year ended December 31, 2019, working capital is advanced to CSM to procure both voyage and vessel costs. At December 31, 2019, the net funds advanced totaled $4,748, of which $5,757 is included in Prepaid Expense and Other Current Assets in the Consolidated Balance Sheet. Refer to Note 7 — Prepaid Expenses and Other Current Assets, and the $1,009 liability is included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.
At December 31, 2019, amounts received for activity that occurred prior to the Merger that are due to CSM total $46 and are included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.
Capital Product Partners, L.P. (“CPLP”) — Pursuant to the Transaction Agreement, the Company is to reimburse CPLP for certain transaction expenses. The Company determined the reimbursement to CPLP totals $11,080, which was included in transaction costs and capitalized as part of the Merger as the Merger is accounted for as an asset acquisition. As of December 31, 2019, all amounts have been paid.
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
Restricted Stock Units — The Company has issued restricted stock units (“RSUs”) under the 2019 Plan to certain members of the Board of Directors, an executive and certain employees of the Company,

which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. Such shares of common stock will only be issued to certain directors and employees when their RSUs vest under the terms of their grant agreements and 2019 Plan described above.
The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the year ended December 31, 2019:
	Number of RSUs	Weighted Average Grant Date Price
Outstanding at January 1, 2019	—	$—
Granted	77,735	14.01
Vested	—	—
Forfeited	(3,019)	13.70
Outstanding at December 31, 2019	74,716	$14.03
The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2019:
Unvested RSUs December 31, 2019			Vested RSUs December 31, 2019
Number of RSUs	Weighted Average Grant Date Price	Weighted Average Remaining Contractual Life	Number of RSUs	Weighted Average Grant Date Price
74,716	$14.03	2.1	—	$—
The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of December 31, 2019, unrecognized compensation cost of  $603 related to RSUs will be recognized over a weighted-average period of 2.1 years. For the year ended December 31, 2019, the Company recognized $445 of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses.
Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the year ended December 31, 2019 which were issued under the 2019 Plan:
	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2019	—	$—
Granted	562,790	13.44
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2019	562,790	$13.44
There were no shares that vested under the 2019 Plan during the year ended December 31, 2019. For the year ended December 31, 2019, the Company recognized $3,076 in nonvested stock amortization expense for the 2019 Plan restricted shares, which is included in General and administrative expenses.
The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures will be taken into account if they occur. As of December 31, 2019, unrecognized compensation cost of  $4,486 related to nonvested stock will be recognized over a weighted-average period of 2.3 years.

The future compensation to be recognized for the aforementioned RSUs and restricted stock as of December 31, 2019 is as follows:
2020	$3,392
2021	1,376
2022	321
Total	$5,089
17.   SAVINGS PLAN
The Company’s tax-deferred savings plan (the “401(k) Plan”) permits eligible employees to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit, and the Company matches and makes contributions up to a certain amount of each employee’s eligible earnings. For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company’s 401(k) contribution expense, which is included in General and administrative expenses in the consolidated statements of operations, was $423, $227 and $354, respectively.
18.   COMMITMENTS AND CONTINGENCIES
Commitments — In May 2019, the Company entered into an amendment to extend the term of the operating lease for its office space at 33 Benedict Place, Greenwich, Connecticut, which now expires on July 31, 2026. Under this amended agreement, the future minimum payments for the next five years and thereafter are as follows:
2020	$952
2021	874
2022	1,035
2023	1,194
2024	1,207
Thereafter	1,940
Total future minimum operating lease payments	$7,202
For the year ended December 31, 2019, the nine months ended December 31, 2018 and the year ended March 31, 2018, the Company’s rent expense, which is included in General and administrative expenses in the consolidated statements of operations, was $961, $576 and $499, respectively.
In April, July and August 2018, the Company entered into ballast water treatment contracts for certain MR vessels. The eleven contracts currently in place have a total cost of  $11,440, of which $934 remains unpaid at December 31, 2019 and will be paid during the year ended December 31, 2020. Nine of these eleven ballast water treatment systems have been installed.
In connection with the Merger, four of the acquired vessels contained ballast water treatment contracts. At the date of acquisition, the unpaid contract costs totaled $4,544, of which $3,408 is unpaid as of December 31, 2019, and will be paid during the year ended December 31, 2020. As of December 31, 2019, three of the ballast water treatment systems have not been installed.
In November 2018, the Company entered into scrubber contracts for two of its Suezmax vessels. These two contracts have a total cost of  $5,640, of which $3,006 is unpaid as of December 31, 2019, and will be paid during the year ended December 31, 2020. As these two scrubbers have been installed, the remaining contract costs owed are included in Accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2019.
In connection with the Merger, three of the acquired vessels contained scrubber contracts. At the date of acquisition, the unpaid contract costs totaled $9,935, of which $8,631 is unpaid as of December 31, 2019, and will be paid during the year ended December 31, 2020. As of December 31, 2019, these three scrubbers have not been installed.
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
19.   SEGMENT REPORTING
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
Results for the Company’s revenue and loss from operations by segment for the year ended December 31, 2019, the nine months ended December 31, 2019 and the year ended March 31, 2018 are as follows:
	Crude Tankers	Product Carriers	Total
For the Year Ended December 31, 2019
Voyage revenue	$212,788	$366,996	$579,784
Voyage expenses	(88,438)	(142,237)	(230,675)
Vessel expenses	(39,377)	(114,285)	(153,662)
Depreciation and amortization	(37,756)	(70,947)	(108,703)
Loss on sale of vessels	—	(18,344)	(18,344)
General, administrative other corporate costs and management fees(1)	(6,981)	(22,470)	(29,451)
Income (loss) from operations	$40,236	$(1,287)	$38,949

	Crude Tankers	Product Carriers	Total
Nine Months Ended December 31, 2018
Voyage revenue	$94,783	$180,690	$275,473
Voyage expenses	(41,178)	(96,596)	(137,774)
Vessel expenses	(23,577)	(61,629)	(85,206)
Depreciation and amortization	(23,812)	(42,289)	(66,101)
Loss on sale of vessels	—	(19,970)	(19,970)
General, administrative other corporate costs and management fees(1)	(3,404)	(8,658)	(12,062)
Income (loss) from operations	$2,812	$(48,452)	$(45,640)

	Crude Tankers	Product Carriers	Total
For the Year Ended March 31, 2018
Voyage revenue	$116,827	$186,116	$302,943
Voyage expenses	(54,964)	(34,948)	(89,912)
Vessel expenses	(30,904)	(78,272)	(109,176)
Depreciation and amortization	(31,344)	(55,281)	(86,625)
General, administrative other corporate costs and management fees(1)	(3,786)	(12,355)	(16,141)
(Loss) income from operations	$(4,171)	$5,260	$1,089
Equity Income	$33	$—	$33

(1)
Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula

The reconciliations of total assets of the segments to amounts included in the Consolidated Balance Sheets are as follows:
	December 31, 2019	December 31, 2018
Crude Tankers	$896,897	$758,372
Product Carriers	1,225,235	885,220
Corporate unrestricted cash and cash equivalents	2,609	2,508
Other unallocated amounts	3,641	3,755
Consolidated total assets	$2,128,382	$1,649,855
20.   UNAUDITED QUARTELY RESULTS OF OPERATIONS
In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.
	For the Year Ended December 31, 2019
	Quarter Ended
(In Thousands, except for share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Voyage revenue	$102,656	$149,295	$141,526	$186,307
Operating income (loss)	8,033	4,461	(14,914)	41,369
Net (loss) income	(830)	(8,577)	(27,443)	26,758
Net income (loss) attributable to noncontrolling interest	206	(74)	(1,548)	640
Net (loss) income attributable to Diamond S Shipping Inc.	(1,026)	(8,503)	(25,895)	26,118
Net (loss) income per share – basic and diluted	$(0.04)	$(0.21)	$(0.65)	$0.65
Weighted average common shares outstanding – basic	27,371,252	39,890,698	39,890,698	39,890,699
Weighted average common shares outstanding – diluted	27,371,252	39,890,698	39,890,698	40,143,591

	For the Nine Months Ended December 31, 2018
	Quarter Ended
(In Thousands, except for share and per share data)	June 30, 2018	September 30, 2018	December 31, 2018
Voyage revenue	$89,820	$88,122	$97,531
Operating loss	(11,238)	(13,417)	(20,985)
Net loss	(19,993)	(22,285)	(30,236)
Net (loss) income attributable to noncontrolling interest	(417)	(263)	545
Net loss attributable to Diamond S Shipping Inc.	(19,576)	(22,022)	(30,781)
Net loss per share – basic and diluted	$(0.72)	$(0.81)	$(1.13)
Weighted average common shares outstanding — basic and diluted	27,165,696	27,165,696	27,165,696
21.   SUBSEQUENT EVENTS
On March 4, 2020, the Company’s Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. Shares may be repurchased in the open market or in privately negotiated transactions, at times and prices that the Company considers to be appropriate. As of March 27, 2020, 137,289 shares were repurchased for a total of $1,418 under the share repurchase program.
On March 11, 2020, the World Health Organization declared the recent novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the outbreak, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the outbreak, such as quarantines and travel restrictions. Such measures have caused and will likely continue to cause severe trade disruptions. The extent to which COVID-19 will impact the Company's results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact cannot be made at this time.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM 9A.
CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.
As of December 31, 2019, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION.

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth in our 2020 Proxy Statement, to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all executive officers, directors and employees. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee and Nominating, Corporate Governance Committee and Conflicts Committee are available on our website (www.diamondsshipping.com) under “Governance.” We will provide a copy of these documents to any person, without charge, upon request. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.
ITEM 11.
EXECUTIVE COMPENSATION

The information required by this item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our 2020 Proxy Statement to be filed with the SEC within 120 days of December 31, 2019, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV
ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
See “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(a)(2) Financial Statements
Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.
(a)(3) Exhibits
Exhibit Number	Description
2.1	Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Athena SpinCo Inc., Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, initially filed on December 21, 2018 (the “Form 10”))†
2.2	Amendment No. 1 to the Transaction Agreement, dated as of March 7, 2019 (incorporated by reference to Exhibit 2.2 to the Form 10)
3.1	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2019 (the “March 21 Form 8-K”))
3.2	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the March 21 Form 8-K)
4.1	Registration Rights Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 29, 2019 (the “March 29 Form 8-K”))
4.2	Director Designation Agreement, dated March 27, 2019, with certain former CPLP investors (incorporated by reference to Exhibit 10.2 to the March 29 Form 8-K)
4.3	Director Designation Agreement, dated March 27, 2019, with certain WLR investors (incorporated by reference to Exhibit 10.3 to the March 29 Form 8-K)
4.4	Director Designation Agreement, dated March 27, 2019, with First Reserve Investors (incorporated by reference to Exhibit 10.4 to the March 29 Form 8-K)
4.5	Description of Securities
10.1	Management and Services Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.5 to the March 29 Form 8-K)
10.2	Commercial Management Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.6 to the March 29 Form 8-K)
10.3	Form of Technical Management Agreement (incorporated by reference to Exhibit 10.7 to the March 29 Form 8-K)
10.4	Credit Agreement, dated as of August 9, 2016 (the “$66 Million Credit Facility Agreement”), relating to a term loan facility in the aggregate amount of up to $66 million, by and among, inter alios, NT Suez Holdco LLC, as Borrower, the lenders party from time to time thereto, Crédit Agricole Corporate and Investment Bank, as administrative agent, collateral agent and as a lender, NT Suez GP LLC, as Parent Guarantor, and the subsidiary guarantors party to the guaranty thereunder (incorporated by reference to Exhibit 10.10 to the Form 10)

Exhibit Number	Description
10.5	Amendment No. 1 to the $66 Million Credit Facility Agreement, dated as of November 27, 2018 (incorporated by reference to Exhibit 10.11 to the Form 10)
10.6	Credit Agreement, dated as of March 27, 2019 (the “$360 Million Credit Facility Agreement”), relating to a term loan facility in the aggregate amount of up to $300 million and revolving facility in the amount of up to $60 million, by and among, inter alios, Diamond S Finance LLC, as Borrower, the lenders party from time to time thereto, Nordea Bank ABP, New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the March 29 Form 8-K)
10.7	Amendment No. 1 to the $360 Million Credit Facility Agreement, dated May 14, 2019 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)
10.8	Credit Agreement, dated as of December 23, 2019, relating to a term loan facility in the aggregate amount of up to $375 million and revolving facility in the amount of up to $150 million, by and among Diamond S Shipping Inc., the lenders party thereto and Nordea Bank Abp, New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2019)
10.9	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (incorporated by reference to Exhibit 10.9 to the March 29 Form 8-K)
10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the March 21 Form 8-K)
10.11	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.13 to the Form 10)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Fearnleys AS
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†
Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any such omitted schedule or similar attachment to the SEC upon request.

ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 27, 2020
DIAMOND S SHIPPING INC.
By:
/s/ Craig H. Stevenson, Jr.

Name: Craig H. Stevenson, Jr.
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Craig H. Stevenson, Jr. Craig H. Stevenson, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2020
/s/ Kevin M. Kilcullen Kevin M. Kilcullen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2020
/s/ Alexandra Kate Blankenship Alexandra Kate Blankenship	Director	March 27, 2020
/s/ Gerasimos G. Kalogiratos Gerasimos G. Kalogiratos	Director	March 27, 2020
/s/ Harold L. Malone III Harold L. Malone III	Director	March 27, 2020
/s/ Nadim Z. Qureshi Nadim Z. Qureshi	Director	March 27, 2020
/s/ Bart H. Veldhuizen Bart H. Veldhuizen	Director	March 27, 2020