Form 10-Q
period 2020-03-31
Diamond S Shipping Inc.
filed 2020-05-13
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 1-38771

DIAMOND S SHIPPING INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	98-1480128
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

33 Benedict Place
Greenwich, CT	06830
(Address of principal executive offices)	(Zip Code)

(203) 413-2000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	DSSI	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of May 8, 2020: 40,449,955 shares of common stock, par value $0.001 per share.

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

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Index to Condensed Consolidated Financial Statements (Unaudited)

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of March 31, 2020 and December 31, 2019

(In Thousands, except for share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$110,903	$83,609
Due from charterers – Net of provision for doubtful accounts of $1,302 and $1,415, respectively	76,464	80,691
Inventories	32,713	32,071
Prepaid expenses and other current assets	16,731	13,179
Total current assets	236,811	209,550

Noncurrent assets:
Vessels – Net of accumulated depreciation of $579,419 and $553,483, respectively	1,840,274	1,865,738
Other property – Net of accumulated depreciation of $660 and $584, respectively	579	642
Deferred drydocking costs – Net of accumulated amortization of $20,723 and $17,975, respectively	35,041	37,256
Restricted cash	5,674	5,610
Time charter contracts acquired – Net of accumulated amortization of $3,136 and $2,296, respectively	4,264	5,004
Other noncurrent assets	4,736	4,582
Total noncurrent assets	1,890,568	1,918,832
Total	$2,127,379	$2,128,382

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$134,389	$134,389
Accounts payable and accrued expenses	35,143	44,062
Deferred charter hire revenue	3,699	1,934
Total current liabilities	173,231	180,385

Long-term debt – Net of deferred financing costs of $15,047 and $15,866, respectively	706,277	744,055
Total liabilities	879,508	924,440

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,893,970 and 39,890,699 shares at March 31, 2020 and December 31, 2019, respectively	40	40
Treasury stock – at cost; 137,289 shares at March 31, 2020	(1,418)	—
Additional paid-in capital	1,238,992	1,237,658
Accumulated deficit	(23,523)	(68,567)
Total Diamond S Shipping Inc. shareholders’ equity	1,214,091	1,169,131
Noncontrolling interests	33,780	34,811
Total equity	1,247,871	1,203,942
Total	$2,127,379	$2,128,382

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three Months Ended March 31, 2020 and 2019

(In Thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Spot revenue	$187,652	$98,449
Time charter revenue	22,073	4,207
Voyage revenue	209,725	102,656

Operating expenses:
Voyage expenses	74,681	41,578
Vessel expenses	41,536	24,801
Depreciation and amortization expense	28,760	21,956
General and administrative expenses	8,124	6,288
Total operating expenses	153,101	94,623
Operating income	56,624	8,033
Other (expense) income:
Interest expense	(11,376)	(9,370)
Other income	333	517
Total other expense – Net	(11,043)	(8,853)
Net income (loss)	45,581	(820)
Less: Net income attributable to noncontrolling interest	537	206
Net income (loss) attributable to Diamond S Shipping Inc.	$45,044	$(1,026)

Net income (loss) per share – basic	$1.13	$(0.04)
Net income (loss) per share – diluted	$1.12	$(0.04)

Weighted average common shares outstanding – basic	39,891,346	27,731,252
Weighted average common shares outstanding – diluted	40,159,966	27,731,252

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
for the Three Months Ended March 31, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$45,581	$(820)
Unrealized loss on cash flow hedges	—	(1,096)
Other comprehensive loss	—	(1,096)
Comprehensive income (loss)	45,581	(1,916)
Less: comprehensive income attributable to noncontrolling interest	537	206
Comprehensive income (loss) attributable to Diamond S Shipping Inc.	$45,044	$(2,122)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Shareholders’ Equity
for the Three Months Ended March 31, 2020 and 2019
(In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2020	$40	$—	$1,237,658	$(68,567)	$34,811	$1,203,942
Stock-based compensation	—	—	1,334	—	—	1,334
NT Suez Holdco LLC distribution	—	—	—	—	(1,568)	(1,568)
Shares repurchased	—	(1,418)	—	—	—	(1,418)
Net income	—	—	—	45,044	537	45,581
Balance – March 31, 2020	$40	$(1,418)	$1,238,992	$(23,523)	$33,780	$1,247,871

	Partners’ Contributions	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	$—	$40	$1,234,137	$3,291	$(60,287)	$34,813	$1,211,994

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from Operating Activities:
Net income (loss)	$45,581	$(820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	28,760	21,956
Amortization of deferred financing costs	884	846
Amortization of time charter hire contracts acquired	740	76
Amortization of the realized gain from recouponing swaps	—	(696)
Stock-based compensation expense	1,334	—
Changes in assets and liabilities	(4,827)	(11,244)
Cash paid for drydocking	(1,533)	(4,232)
Net cash provided by operating activities	70,939	5,886

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	—	(292,683)
Transaction costs	—	(17,785)
Payments for vessel additions and other property	(1,513)	(2,649)
Net cash used in investing activities	(1,513)	(313,117)

Cash flows from Financing Activities:
Borrowings on long-term debt	—	300,000
Principal payments on long-term debt	(33,597)	(17,748)
Borrowings on revolving credit facilities	—	51,000
Repayments on revolving credit facilities	(5,000)	(26,323)
NT Suez Holdco LLC distribution	(1,568)	—
Shares repurchased	(1,418)	—
Payments for deferred financing costs	(485)	(6,521)
Net cash (used in) provided by financing activities	(42,068)	300,408
Net increase (decrease) in cash, cash equivalents and restricted cash	27,358	(6,823)
Cash, cash equivalents and restricted cash – Beginning of period	89,219	88,158
Cash, cash equivalents and restricted cash – End of period	$116,577	$81,335

Supplemental disclosures:
Cash paid for interest	$11,889	$9,109
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$—	$1,299
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$151	$2,514

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

On March 27, 2019, DSSI and DSS LP and all of its directly-owned subsidiaries (the “DSS LP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DSS LP Subsidiaries merged with and into DSSI, with DSSI being the surviving corporation in the merger (the “Merger”). DSSI and the DSS LP Subsidiaries are hereinafter referred to collectively as the “Company.”

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of March 31, 2020, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K (the “2019 Financial Statements”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$110,903	$83,609	$76,106	$83,054
Restricted cash	5,674	5,610	5,229	5,104
Total Cash and cash equivalents, and Restricted cash shown in the condensed consolidated statements of cash flows	$116,577	$89,219	$81,335	$88,158

Amounts included in restricted cash represent those required to be set aside by the $66 Million Facility, as defined in Note 8 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters and spot market-related time charters. Pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

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

Recent Accounting Pronouncements

New accounting standards to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company is currently analyzing its contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2021 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.

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

3.	Merger Transaction

As discussed in Note 1, the Company completed a Merger on March 27, 2019. Directly prior to the Merger, the following took place:

•	DSSI formed four wholly-owned subsidiaries organized under the laws of the Republic of the Marshall Islands, referred to as “Products Merger Entity,” “Crude Merger Entity,” “Management Merger Entity” and “Surviving Merger Entity.”
•	CPLP separated its product and crude tanker businesses into separate lines of subsidiaries and contribute them to DSSI (the “Separation”).
•	DSSI issued 12,724,500 additional common shares in connection with the contribution by CPLP.
•	In the Separation, CPLP contributed to DSSI (1) CPLP’s crude and product tanker vessels, (2) an amount in cash equal to $10 million and (3) associated inventories.
•	On March 27, 2019, CPLP distributed on a pro rata basis all 12,725,000 then-outstanding common shares of DSSI to its unitholders of record as of March 19, 2019 (the “Distribution”).

Immediately following the Distribution, the Merger took place, which is detailed as follows:

•	The Pre-Mergers took place:
o	DSS Crude Transport Inc., a wholly-owned subsidiary of DSS LP, merged with Crude Merger Entity, with DSS Crude Transport Inc. surviving the merger,
o	DSS Products Transport Inc., a wholly-owned subsidiary of DSS LP, merged with Products Merger Entity, with DSS Products Transport Inc. surviving the merger, and
o	Diamond S Technical Management LLC, a wholly-owned subsidiary of DSS LP, merged with Management Merger Entity, with Diamond S Technical Management LLC surviving the merger.
•	Following the Pre-Mergers and pursuant to the same plan, each of DSS Crude Transport Inc., DSS Products Transport Inc. and Diamond S Technical Management LLC merged with the Surviving Merger Entity, with the Surviving Merger Entity surviving. The Surviving Merger Entity subsequently merged with DSSI, with DSSI surviving.

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

In connection with the Merger, the incentive units granted under the DSS LP unit incentive plan expired with no value. Further, while the Company is now a public company, management believe that, pursuant to Section 883 of the U.S. Internal Revenue Code of 1986, the income related to vessel operations will continue to be exempt from U.S. federal income tax, although no assurance can be given that the Company will continue to satisfy this statutory exemption from U.S. federal income taxation.

4.	Net earnings (Loss) Per Share

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards (refer to Note 13 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. For the three months ended March 31, 2020, 26,126 shares of restricted stock units were excluded from the computation of diluted net earnings per share because these were anti-dilutive (refer to Note 13 — Stock-Based Compensation).

	For the Three Months Ended March 31,
	2020	2019
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,891,346	27,731,252

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,891,346	27,731,252
Dilutive effect of restricted stock awards	268,620	—
Weighted-average common shares outstanding, diluted	40,159,966	27,731,252

5.	JOINT VENTURE INVESTMENTS

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

As of March 31, 2020 and December 31, 2019, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104, which was used for shipyard installment payments and working capital. In February 2020, NT Suez distributed $1,632 and $1,568 to the Company and WLR/TRF, respectively.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of March 31, 2020 and December 31, 2019, and was formed to provide ship management services to the Company’s vessels.

As of March 31, 2020 and December 31, 2019, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 12 — Related Party Transactions)	$7,102	$5,757
Advances to technical managers	—	26
Insurance claims receivable	511	511
Prepaid insurance	1,872	1,093
Advances to agents	2,098	1,421
Deferred voyage costs	3,984	3,132
Other	1,164	1,239
Total prepaid expenses and other current assets	$16,731	$13,179

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Trade accounts payable and accrued expenses	$9,626	$9,716
Accrued vessel and voyage expenses	24,435	32,201
Accrued interest	54	1,090
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 12 — Related Party Transactions)	1,028	1,055
Total accounts payable and accrued expenses	$35,143	$44,062

8.	LONG-TERM DEBT

Long-term debt at March 31, 2020 and December 31, 2019 was comprised of the following:

	March 31, 2020	December 31, 2019
$360 Million Facility	$308,750	$327,500
$525 Million Facility	496,250	515,000
$66 Million Facility	50,713	51,810
Total	855,713	894,310
Less: Unamortized deferred financing costs	(15,047)	(15,866)
Less: Current portion	(134,389)	(134,389)
Long-term debt, net of deferred financing costs	$706,277	$744,055

$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of March 31, 2020, $50,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

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

$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of refinancing the $460 Million Facility, the $235 Million Facility and the $75 Million Facility (defined below). The $525 Million Facility consists of a term loan of $375,000 and a revolving loan of $150,000, and is collateralized by the 36 vessels that collateralized the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of March 31, 2020, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

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

Also, prior to the December 2019 refinancing, the Company financed eight 2012-built Suezmaxes with a $235,000 five-year senior secured financing facility, as amended (the “$235 Million Facility”), which consisted of a term loan of $220 million and a revolving loan of $15,000. Interest on the term loan component was paid quarterly and the $235 Million Facility bore interest at the Eurodollar Rate for a three-month interest period, plus a 2.75% interest rate margin. Commitment fees on undrawn amounts related to the revolving loan component of the $235 Million Facility were 1.10%.

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

	For the Three Months Ended March 31,
	2020	2019
Effective interest rate	4.62%	4.84%
Range of interest rates (excluding impact of swaps and unused commitment fees)	4.45% to 5.32%	4.80% to 6.06%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of March 31, 2020.

Maturities – The aggregate maturities of debt during the remaining nine months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining nine months of the year)	$100,792
2021	177,421
2022	130,000
2023	130,000
2024	317,500
Total	$855,713

9.	INTEREST RATE SWAPS

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

The Company previously entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In September 2018, the Company re-couponed its swaps, receiving cash of $6,813, with the corresponding gain recognized ratably over the original term of the hedged instruments. The re-couponed swaps were terminated in December 2019 when the related $460 Million Facility was extinguished. Upon the swaps’ termination, the Company made a payment of $2,486 and recognized the remaining gain that resulted from the re-couponing in September 2018, which are recognized in Interest expense in the condensed consolidated statements of operations.

The changes in Accumulated other comprehensive income by component for the three months ended March 31, 2019 are as follows:

2019
Accumulated other comprehensive income – January 1,	$4,387
Other comprehensive (loss) income before reclassifications	(1,621)
Amounts reclassified from Accumulated other comprehensive income	525
Other comprehensive (loss) income for the period	(1,096)
Accumulated other comprehensive income – March 31,	$3,291

The realized gain for the three months ended March 31, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($171) related to interest rate swap contracts and $696 related to the amortization of the gain on re-couponed swaps. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the condensed consolidated statements of operations.

In April 2020, the Company entered into interest rate swaps transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps have a total notional amount outstanding of $205,529 and have an end date of December 23, 2024.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at March 31, 2020 and December 31, 2019 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$110,903	$110,903	$83,609	$83,609
Restricted cash	5,674	5,674	5,610	5,610
Variable rate debt	855,713	855,713	894,310	894,310

The following methods and assumptions are used in estimating the fair value of disclosures for financial instruments:

Cash and cash equivalents, and Restricted cash: The carrying amounts reported in the condensed consolidated balance sheets for Cash and cash equivalents, and Restricted cash approximate fair value. Cash and cash equivalents, and Restricted cash are considered Level 1 items as they represent liquid assets with short-term maturities.

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

The Company does not currently have any Level 3 financial assets and there have been no transfers in and/or out of Level 3 during the three months ended March 31, 2020 and 2019.

11.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options for the remaining nine months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining nine months of the year)	$41,399
2021	29,717
2022	13,457
Total future committed revenue	$84,573

12.	Related Party Transactions

During the three months ended March 31, 2020 and 2019, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three months ended March 31, 2020 and 2019, the following transactions were recorded for these services:

•	$1,934 and $85, respectively, was incurred for technical management services, which is included in Voyage expenses in the condensed consolidated statements of operations and have been paid as of March 31, 2020.

•	$745 was incurred during the three months ended March 31, 2020 for commercial management services, which is included in Voyage expenses in the condensed consolidated statements of operations. There were no costs of this nature incurred during the three months ended March 31, 2019. As of March 31, 2020, $579 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

•	$497 was incurred during the three months ended March 31, 2020 for general management services, which is included in General and administrative expenses in the condensed consolidated statements of operations. There were no costs of this nature incurred during the three months ended March 31, 2019. As of March 31, 2020, $169 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

Working capital is advanced to CSM to procure both voyage and vessel costs. At March 31, 2020, the net funds advanced totaled $6,074, of which $7,102 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet (refer to Note 6 — Prepaid Expenses and Other Current Assets), and the $1,028 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet (refer to Note 7 — Accounts Payable and Accrued Expenses). At December 31, 2019, the net funds advanced totaled $4,748, of which $5,757 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet and the $1,009 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

At December 31, 2019, amounts received for activity that occurred prior to the Merger that are due to CSM total $46 and are included in Accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts were settled during the three months ended March 31, 2020.

13.	Stock-Based Compensation

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

Restricted Stock Units — The Company has issued restricted stock units (“RSUs”) under the 2019 Plan to certain members of the Board of Directors, an executive and certain employees of the Company, which represent the right to receive a share of common stock, or in the sole discretion of the Company’s Compensation Committee, the value of a share of common stock on the date that the RSU vests. Such shares of common stock will only be issued to certain directors, an executive and employees when their RSUs vest under the terms of their grant agreements and 2019 Plan described above.

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2020:

Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	74,716	$14.03
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2020	74,716	$14.03

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2020:

Unvested RSUs			Vested RSUs
March 31, 2020			March 31, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
74,716	$14.03	2.3	—	$—

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of March 31, 2020, unrecognized compensation cost of $531 related to RSUs will be recognized over a weighted-average period of 2.3 years. For the three months ended March 31, 2020, the Company recognized $261 of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses.

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2020 which were issued under the 2019 Plan:

		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2020	562,790	$13.44
Granted	—	—
Vested	(6,289)	13.70
Forfeited	(12,579)	13.70

Outstanding at March 31, 2020	543,922	$13.43

For the three months ended March 31, 2020, 6,289 shares vested under the 2019 Plan. There were no shares that vested under the 2019 Plan during the year ended December 31, 2019. For the three months ended March 31, 2020, the Company recognized $1,073 in nonvested stock amortization expense for the 2019 Plan restricted shares, which is included in General and administrative expenses.

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of March 31, 2020, unrecognized compensation cost of $3,189 related to nonvested stock will be recognized over a weighted-average period of 2.1 years.

The future compensation to be recognized for the aforementioned RSUs and restricted stock as of March 31, 2020 is as follows:

2020 (for the remaining nine months of the year)	$2,075
2021	1,333
2022	312
Total	$3,720

In April 2020, certain members of the Company’s management were granted 133,305 shares of restricted stock and RSUs and 133,305 performance restricted stock units. The restricted stock and RSUs vest ratably over a period of three years and have an estimated value of $1.8 million. The performance restricted stock units vest at the end of the three-year period, to the extent that the performance requirements are satisfied, and have an estimated value of $1.7 million.

14.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of its business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material effect on the Company, its financial condition, results of operations or cash flows.

15.	SEGMENT REPORTING

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

Results for the Company’s revenue and loss from operations by segment for the three months ended March 31, 2020 and 2019 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended March 31, 2020
Voyage revenue	$90,628	$119,097	$209,725
Voyage expenses	(28,349)	(46,332)	(74,681)
Vessel expenses	(11,221)	(30,315)	(41,536)
Depreciation and amortization	(9,946)	(18,814)	(28,760)
General, administrative and management fees(1)	(1,977)	(6,147)	(8,124)
Income from operations	$39,135	$17,489	$56,624

Three Months Ended March 31, 2019
Voyage revenue	$35,409	$67,247	$102,656
Voyage expenses	(14,370)	(27,208)	(41,578)
Vessel expenses	(6,760)	(18,041)	(24,801)
Depreciation and amortization	(8,037)	(13,919)	(21,956)
General, administrative and management fees(1)	(1,761)	(4,527)	(6,288)
Income from operations	$4,481	$3,552	$8,033

__________________

(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets are as follows:

	March 31, 2020	December 31, 2019
Crude Tankers	$892,728	$896,897
Product Carriers	1,228,163	1,225,235
Corporate unrestricted cash and cash equivalents	4,940	2,609
Other unallocated amounts	1,548	3,641
Consolidated total assets	$2,127,379	$2,128,382

16.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of March 31, 2020. Except as disclosed elsewhere in the condensed consolidated financial statements, there were no additional subsequent events that the Company believes require recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Diamond S Shipping Inc. (“we,” “us,” “our” or the “Company”). This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K (the “2019 Annual Report”) for the year ended December 31, 2019, filed with the SEC on March 27, 2020, and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Business Overview

Diamond S Shipping Inc. (“DSSI”) was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from CPLP, CPLP’s crude and product tanker business and combining that business with the business and operations of DSS LP pursuant to the Transaction Agreement. For a description of the Transaction Agreement and related Merger, please see Note 1 — Business and Basis of Presentation and Note 3 — Merger Transaction in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of March 31, 2020, through our wholly owned subsidiaries, we owned and operated 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the recent novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the outbreak, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the outbreak, such as quarantines and travel restrictions. Such measures have, and will likely continue to, negatively affect the global economy. The extent to which COVID-19 will impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.

The Merger

The Merger, as described in Note 3 — Merger Transaction in the unaudited condensed consolidated financial statements included herein, closed on March 27, 2019. Our condensed consolidated financial statements include operating results for the 25 vessels acquired for 4 days and 91 days during the three months ended March 31, 2019 and 2020, respectively, in addition to the 41 vessels historically owned by us for the full period and the two sold vessels in September 2019.

New Credit Facilities and Refinancings

For a description of the Company’s credit agreements and refinancings, please see Note 8 — Long-Term Debt in the unaudited condensed consolidated financial statements included herein.

Vessel Dispositions

In August 2019, our Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. We reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, each for $16.0 million less a 1% broker commission payable to a third party. In September 2019, we completed the sale of the Atlantic Aquarius and Atlantic Leo.

Share Repurchase Program

On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. We may repurchase these shares in the open market or in privately negotiated transactions, at times and prices that we consider to be appropriate. As of March 31, 2020, we repurchased 137,289 shares for a total of $1.4 million under the share repurchase program.

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

Some of the key factors that have affected our business, financial condition, results of operations and cash flows, and may in the future affect our business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following table represents the operating data for the three months ended March 31, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended March 31,
	2020	2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Spot revenue	$187,652	$98,449	$89,203	90.6%
Time charter revenue	22,073	4,207	17,866	424.7%
Voyage revenue	209,725	102,656	107,069	104.3%

Operating expenses:
Voyage expenses	74,681	41,578	33,103	79.6%
Vessel expenses	41,536	24,801	16,735	67.5%
Depreciation and amortization expense	28,760	21,956	6,804	31.0%
General and administrative expenses	8,124	6,288	1,836	29.2%
Total operating expenses	153,101	94,623	58,478	61.8%
Operating income	56,624	8,033	48,591	604.9%
Other (expense) income:
Total other expense — Net	(11,043)	(8,853)	(2,190)	24.7%
Net income (loss)	45,581	(820)	46,401	(5,658.7)%
Less: Net income attributable to noncontrolling interest	537	206	331	160.7%
Net income (loss) attributable to Diamond S Shipping Inc.	$45,044	$(1,026)	$46,070	(4,490.3)%

Net earnings (loss) per share – basic	$1.13	$(0.04)	$1.17	(2,925.0)%
Net earnings (loss) per share –diluted	$1.12	$(0.04)	$1.16	(2,900.0)%

Weighted average common shares outstanding – basic	39,891,346	27,731,252	12,160,094	43.8%
Weighted average common shares outstanding – diluted	40,159,966	27,731,252	12,428,714	44.8%

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Voyage revenue

Voyage revenue increased by $107.0 million to $209.7 million during the three months ended March 31, 2020 as compared to $102.7 million for the three months ended March 31, 2019. The $107.0 million increase was principally driven by a 52.8% increase in revenue days due to an additional 2,127 revenue days during the three months ended March 31, 2020 due to the acquisition of the 25 vessels in the Merger coupled with strong market conditions in both the crude tankers and product carriers segments.

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

Voyage expenses increased by $33.1 million to $74.7 million during the three months ended March 31, 2020 as compared to $41.6 million for the three months ended March 31, 2019. The $33.1 million increase in voyage expenses was driven by a 30.1% increase in spot revenue days due to the Merger.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses increased by $16.7 million to $41.5 million during the three months ended March 31, 2020 as compared to $24.8 million for the three months ended March 31, 2020. The $16.7 million increase in vessel expenses was driven a 51.3% increase in vessel operating days, which consists of an increase of 2,175 vessel operating days due to the Merger, offset by a decrease of 180 vessel operating days as a result of the sales of the Atlantic Aquarius and Atlantic Leo, which occurred in September 2019.

Vessel Depreciation and Amortization Expense

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years, and we estimate the residual value by taking the estimated scrap value of $300 per lightweight ton times the weight of the ship in lightweight tons. We continue to monitor changes in the oil and petroleum product supply chain that might have an impact on the useful operating life of our assets.

Depreciation and amortization expense increased by $6.8 million to $28.8 million during the three months ended March 31, 2020 as compared to $21.0 million during the three months ended March 31, 2019. This increase is due to the added depreciation expense for the 25 vessels acquired in the Merger, offset by the decrease in the depreciation and amortization expense related to the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the three months ended March 31, 2020 and 2019, general and administrative expenses were $8.1 million and $6.3 million, respectively. The $1.8 million increase was primarily due to stock-based compensation costs, legal fees in connection with the annual filings and an increase in headcount to maintain the infrastructure of a public company and to manage a larger fleet employed in the spot market.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $11.0 million for the three months ended March 31, 2020 compared to $8.9 million for the three months ended March 31, 2019. The increase of $2.1 million was primarily driven by an increase in average debt balance due to entering into the $360 Million Facility on March 27, 2019.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was net income of $0.5 million for the three months ended March 31, 2020 compared to net income of $0.2 million for the three months ended March 31, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, total cash, cash equivalents and restricted cash were $116.6 million and $89.2 million, including restricted cash of $5.7 million and $5.6 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had $20.0 million and $15.0 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

Effective upon completion of the Merger, the Company has indebtedness outstanding under a new term loan and revolving credit facility, arranged in connection with the Merger, and indebtedness under previously existing credit facilities of the Company. Refer to Note 8 — Long-Term Debt in our unaudited condensed consolidated financial statements included herein.

On December 27, 2019, we refinanced (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility with the proceeds of the $525 Million Facility.

At March 31, 2020, we were in compliance with all financial covenants under each of the Company’s credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.

Among other capital expenditures, in connection with the International Maritime Organization’s new limits for sulfur oxide emissions effective January 1, 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. Two of these scrubbers have been installed and the remaining three are expected to be installed before the end of 2020. The total aggregate capital expenditures for these five scrubbers is approximately $15.7 million, of which $7.7 million has been paid as of March 31, 2020. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.

We entered into contracts to install ballast water treatment systems on 15 of our vessels for a total estimated cost of $16.9 million, of which $12.6 million has been paid as of March 31, 2020. These vessels have compliance dates that require such installations to be completed in 2019 and 2020.

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

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Three Months Ended March 31,
	2020	2019
Net Cash Provided by Operating Activities	$70.9	$5.9
Net Cash Used in Investing Activities	(1.5)	(313.1)
Net Cash (Used in) Provided by Financing Activities	(42.1)	300.4

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2020 and 2019 was $70.9 million and $5.9 million, respectively. The increase of $40.0 million was mainly attributable to more revenue days and higher charter rates that increased our revenues, and overall net income for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the three months ended March 31, 2020 and 2019 was $1.5 million and $313.1 million, respectively. The $1.5 million net cash used by investing activities during the three months ended March 31, 2020 was for additions to vessels and other property, while the $313.1 million net cash used by investing activities during the three months ended March 31, 2019 included the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, and $17.8 million paid in transaction costs.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities during the three months ended March 31, 2020 and 2019 was ($42.1) million and $300.4 million, respectively. The change in cash (used in) provided by financing activities was due to the financing activities that we engaged in during the two comparable periods. During the three months ended March 31, 2020, the main outflows of cash for financing activities consisted of making debt payments of $38.6 million, making a $1.6 million distribution to the noncontrolling interest in the NT Suez Holdco LLC entity, and paying $1.4 million to repurchase shares under the share repurchase program. During the three months ended March 31, 2019 we had borrowings under the $360 Million Facility, consisting of $300 million in the term loan drawn and $45 million, which were offset by $26.4 million repaid on lines of credit that were cancelled in connection with the Merger, and $6.5 million in deferred financing costs paid in connection with the $360 Million Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of March 31, 2020 (in thousands of U.S. dollars).

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$855,713	$100,792	$307,421	$447,500	$—
Interest Obligations(1)	73,523	19,936	35,339	18,248	—
Capital Obligations (scrubbers and ballast water treatment systems)	11,819	11,819	—	—	—
Lease Obligations	6,930	680	1,909	2,401	1,940
Total:	$947,985	$133,227	$344,669	$468,149	$1,940

(1)	Interest has been estimated based on the LIBOR forward rates and the prescribed margin for each of our facilities. Refer to Note 8 — Long-Term Debt of our unaudited condensed consolidated financial statements contained herein.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and which could potentially result in materially different results under different assumptions and conditions. The Company has described below what its management believes are its most critical accounting policies. For a description of all of the Company’s significant accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — B. Liquidity and Capital Resources — Critical Accounting Policies and Note 2 — Summary of Significant Accounting Policies, each contained in our 2019 Annual Report, and in Note 2 — Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements included herein, for further information.

Revenue Recognition

During the three months ended March 31, 2020 and 2019, revenues are generated from time charters and voyage charters.

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

For the three months ended March 31, 2020 and 2019, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

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

Recent Accounting Pronouncements

New Accounting Standards to be Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2020, and interim reporting periods within annual reporting periods beginning after December 15, 2021, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about our leasing activities. We are currently analyzing our contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2021 based on the present value of our remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.

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

From time to time, the Company enters into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of March 31, 2020, none of the debt was fixed and 100% was variable. Based on the Company’s March 31, 2020 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $8.2 million.

In April 2020, the Company entered into interest rate swaps transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps have a total notional amount outstanding of $205,529 and have an end date of December 23, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in our 2019 Annual Report are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

The current COVID-19 pandemic and governmental responses thereto could adversely affect the Company’s business.

As previously disclosed by the Company, the recent and ongoing outbreak of the novel coronavirus (“COVID-19”) has caused severe global disruptions and has and may continue to negatively affect economic conditions regionally as well as globally and otherwise impact the Company’s operations and the operations of the Company’s customers and suppliers. Governments in affected countries have imposed travel bans, quarantines and other emergency public health measures in an effort to contain the outbreak. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets which has reduced the global demand for oil and refined petroleum products. Additionally, as a result of restrictive measures, the Company’s vessels may not be able to call on ports, or may be restricted from disembarking from ports, located in regions affected by the outbreak. The Company may also experience operational disruptions and delays, unavailability of normal port infrastructure and services including limited access to equipment, critical goods and personnel, disruptions to crew change, quarantine of ships and/or crew, counterparty solidity, closure of ports and custom offices, as well as disruptions in the supply chain and industrial production, which may lead to reduced cargo demand, amongst other potential consequences attendant to pandemic diseases. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the rate environment in the crude and product markets may deteriorate and our operations and cash flows may be negatively impacted. A prolonged negative rate environment could result in the value of our vessels being impaired which could in turn impair our ability to borrow amounts under our revolving credit facilities or to access to credit and capital markets in the future on favorable terms or at all.

The extent to which COVID-19 will impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities in the three months ended March 31, 2020.

The following table sets forth the information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1- 31, 2020
February 1-29, 2020
March 1-31, 2020	137,289	$10.33	137,289	$48.6 million

(1) On March 4, 2020, the Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. We may repurchase these shares in the open market or in privately negotiated transactions, at times and prices that we consider to be appropriate.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Athena SpinCo Inc., Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, initially filed on December 21, 2018 (the “Form 10”))†

2.2	Amendment No. 1, dated March 7, 2019, to the Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Form 10)

3.1	Articles of Amendment of the Articles of Incorporation of Athena SpinCo Inc. (now known as Diamond S Shipping Inc.) (incorporated by reference to Exhibit 3.2 to the Form 10)

3.2	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

3.3	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

4.1	Registration Rights Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 29, 2019 (the “March 29 Form 8-K”))

4.2	Director Designation Agreement, dated March 27, 2019, with certain former CPLP investors (incorporated by reference to Exhibit 10.2 to the March 29 Form 8-K)

4.3	Director Designation Agreement, dated March 27, 2019, with certain WLR investors (incorporated by reference to Exhibit 10.3 to the March 29 Form 8-K)

4.4	Director Designation Agreement, dated March 27, 2019, with First Reserve Investors (incorporated by reference to Exhibit 10.4 to the March 29 Form 8-K)

10.1	Employment Agreement, dated as of April 9, 2020, between Diamond S Management LLC and Craig H. Stevenson, Jr.

10.2	Employment Agreement, dated as of April 2, 2020, between Diamond S Management LLC and Kevin M. Kilcullen

10.3	Employment Agreement, dated as of April 7, 2020, between Diamond S Management LLC and Sanjay Sukhrani

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

DIAMOND S SHIPPING INC.

Date:	May 13, 2020	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 13, 2020	By:	/s/ Kevin M. Kilcullen
Kevin M. Kilcullen
Chief Financial Officer
(Principal Financial Officer)

