Form 10-Q
period 2020-06-30
Diamond S Shipping Inc.
filed 2020-08-14
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of August 13, 2020: 40,440,173 shares of common stock, par value $0.001 per share.

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

The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	the cyclicality of the tanker industry;

•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates;

•	the length and severity of the ongoing novel coronavirus (“COVID-19”) pandemic, including its impact on the demand for seaborne transportation of petroleum products;

•	risks related to an oversupply of tanker vessels;

•	changes in fuel prices;

•	decreases in the market values of tanker vessels;

•	risks related to the management of our growth strategy, counterparty risks and customer relations with key customers;

•	our ability to meet obligations under time charter agreements;

•	dependence on third-party managers and a limited number of customers;

•	our liquidity, level of indebtedness, operating expenses, capital expenditures and financing;

•	our interest rate swap agreements and credit facilities;

•	risk of loss, including potential liability from future litigation and potential costs due to environmental damage, vessel collisions and business interruption; risks related to war, terrorism and piracy;

•	risks related to the acquisition, modification and operation of vessels;

•	future supply of, and demand for, refined products and crude oil, including relating to seasonality;

•	risks related to our insurance, including adequacy of coverage and increased premium payments;

•	risks related to tax rules applicable to us;

•	our ability to clear the oil majors’ risk assessment processes;

•	future refined product and crude oil prices and production;

•	the carrying values of our vessels and the potential for any asset impairments;

•	our ability to maximize the use of our vessels, including the redeployment or disposition of vessels no longer under long-term time charter;

•	our continued ability to enter into long-term, fixed-rate time charters with our charterers and to re-charter our vessels as their existing charters expire at attractive rates;

•	failure to realize the anticipated benefits of the Merger (as defined herein), including as a result of integrating the businesses;

•	failure to maintain effective internal control over financial reporting;

•	our ability to implement our business strategy and manage planned growth; and

•	other risks and uncertainties disclosed in the Company’s reports filed from time to time with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

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

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Index to Condensed Consolidated Financial Statements (Unaudited)

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of June 30, 2020 and December 31, 2019

(In Thousands, except for share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$118,392	$83,609
Due from charterers – Net of provision for doubtful accounts of $1,717 and $1,415, respectively	80,663	80,691
Inventories	21,730	32,071
Prepaid expenses and other current assets	13,815	13,179
Total current assets	234,600	209,550

Noncurrent assets:
Vessels – Net of accumulated depreciation of $605,350 and $553,483, respectively	1,821,428	1,865,738
Other property – Net of accumulated depreciation of $737 and $584, respectively	508	642
Deferred drydocking costs – Net of accumulated amortization of $21,505 and $17,975, respectively	35,720	37,256
Restricted cash	5,679	5,610
Advances to Norient pool	1,390	—
Time charter contracts acquired – Net of accumulated amortization of $3,914 and $2,296, respectively	3,486	5,004
Other noncurrent assets	3,543	4,582
Total noncurrent assets	1,871,754	1,918,832
Total	$2,106,354	$2,128,382

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$134,389	$134,389
Accounts payable and accrued expenses	37,569	44,062
Deferred charter hire revenue	6,482	1,934
Derivative liability	456	—
Total current liabilities	178,896	180,385

Long-term debt – Net of deferred financing costs of $14,258 and $15,866, respectively	633,468	744,055
Derivative liability	440	—
Total liabilities	812,804	924,440

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,912,877 and 39,890,699 shares at June 30, 2020 and December 31, 2019, respectively	40	40
Treasury stock – at cost; 137,289 shares at June 30, 2020	(1,418)	—
Additional paid-in capital	1,239,408	1,237,658
Accumulated other comprehensive loss	(896)	—
Retained earnings (accumulated deficit)	22,189	(68,567)
Total Diamond S Shipping Inc. equity	1,259,323	1,169,131
Noncontrolling interests	34,227	34,811
Total equity	1,293,550	1,203,942
Total	$2,106,354	$2,128,382

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three and Six Months Ended June 30, 2020 and 2019

(In Thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Spot revenue	$162,419	$129,344	$350,071	$227,793
Time charter revenue	20,815	19,951	42,888	24,158
Pool revenue	319	—	319	—
Voyage revenue	183,553	149,295	393,278	251,951

Operating expenses:
Voyage expenses	49,349	65,895	124,030	107,473
Vessel expenses	41,738	42,376	83,274	67,177
Depreciation and amortization expense	28,771	29,243	57,531	51,199
General and administrative expenses	7,485	7,320	15,609	13,608
Total operating expenses	127,343	144,834	280,444	239,457
Operating income	56,210	4,461	112,834	12,494
Other (expense) income:
Interest expense	(9,711)	(13,422)	(21,087)	(22,792)
Other income	3	384	336	901
Total other expense – Net	(9,708)	(13,038)	(20,751)	(21,891)
Net income (loss)	46,502	(8,577)	92,083	(9,397)
Less: Net income (loss) attributable to noncontrolling interest	790	(74)	1,327	132
Net income (loss) attributable to Diamond S Shipping Inc.	$45,712	$(8,503)	$90,756	$(9,529)

Net earnings (loss) per share – basic	$1.15	$(0.21)	$2.28	$(0.28)
Net earnings (loss) per share – diluted	$1.14	$(0.21)	$2.26	$(0.28)

Weighted average common shares outstanding – basic	39,920,559	39,890,698	39,861,943	33,774,260
Weighted average common shares outstanding – diluted	40,111,348	39,890,698	40,091,647	33,774,260

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
for the Three and Six Months Ended June 30, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$46,502	$(8,577)	$92,083	$(9,397)
Unrealized loss on cash flow hedges	(896)	(1,882)	(896)	(2,978)
Other comprehensive loss	(896)	(1,882)	(896)	(2,978)
Comprehensive income (loss)	45,606	(10,459)	91,187	(12,375)
Less: comprehensive income (loss) attributable to noncontrolling interest	790	(74)	1,327	132
Comprehensive income (loss) attributable to Diamond S Shipping Inc.	$44,816	$(10,385)	$89,860	$(12,507)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity
for the Six Months Ended June 30, 2020 and 2019
(In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total
Balance – January 1, 2020	$40	$—	$1,237,658	$—	$(68,567)	$34,811	$1,203,942
Stock-based compensation	—	—	1,334	—	—	—	1,334
NT Suez Holdco LLC distribution	—	—	—	—	—	(1,568)	(1,568)
Shares repurchased	—	(1,418)	—	—	—	—	(1,418)
Net income	—	—	—	—	45,044	537	45,581
Balance – March 31, 2020	40	(1,418)	1,238,992	—	(23,523)	33,780	1,247,871
Stock-based compensation	—	—	1,109	—	—	—	1,109
NT Suez Holdco LLC distribution	—	—	—	—	—	(343)	(343)
Unrealized loss on cash flow hedges	—	—	—	(896)	—	—	(896)
Equity awards net settled to cover employee withholding taxes	—	—	(693)		—	—	(693)
Net income	—	—	—	—	45,712	790	46,502
Balance – June 30, 2020	$40	$(1,418)	$1,239,408	$(896)	$22,189	$34,227	$1,293,550

	Partners’ Contributions	Common Stock	Additional Paid- in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss (income)	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	—	40	1,234,137	3,291	(60,287)	34,813	1,211,994
Unrealized loss on cash flow hedges	—	—	—	(1,882)	—	—	(1,882)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Stock-based compensation	—	—	861	—	—	—	861
Net loss	—	—	—	—	(8,503)	(74)	(8,577)
Balance – June 30, 2019	$—	$40	$1,234,998	$1,409	$(68,790)	$35,719	$1,203,376

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from Operating Activities:
Net income (loss)	$92,083	$(9,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	57,531	51,199
Amortization of deferred financing costs	1,771	1,892
Amortization of time charter hire contracts acquired	1,518	872
Amortization of the realized gain from recouponing swaps	—	(1,377)
Stock-based compensation expense	2,443	861
Changes in assets and liabilities	6,802	(24,313)
Cash paid for drydocking	(3,014)	(7,691)
Net cash provided by operating activities	159,134	12,046

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	—	(292,683)
Transaction costs	—	(18,804)
Payments for vessel additions and other property	(7,481)	(7,388)
Net cash used in investing activities	(7,481)	(318,875)

Cash flows from Financing Activities:
Borrowings on long-term debt	—	300,000
Principal payments on long-term debt	(67,195)	(35,496)
Borrowings on revolving credit facilities	—	56,000
Repayments on revolving credit facilities	(45,000)	(26,323)
NT Suez Holdco LLC distribution	(1,911)	—
Shares repurchased	(1,418)	—
Cash paid to net settle employee withholding taxes on equity awards	(693)	—
Proceeds from partners’ contributions in subsidiaries	—	980
Payments for deferred financing costs	(584)	(6,959)
Net cash (used in) provided by financing activities	(116,801)	288,202
Net increase (decrease) in cash, cash equivalents and restricted cash	34,852	(18,627)
Cash, cash equivalents and restricted cash – Beginning of period	89,219	88,158
Cash, cash equivalents and restricted cash – End of period	$124,071	$69,531

Supplemental disclosures:
Cash paid for interest	$20,538	$22,075
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$—	$280
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$—	$2,485

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of June 30, 2020, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K (the “2019 Financial Statements”). The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$118,392	$83,609	$64,144	$83,054
Restricted cash	5,679	5,610	5,387	5,104
Total Cash and cash equivalents, and Restricted cash shown in the condensed consolidated statements of cash flows	$124,071	$89,219	$69,531	$88,158

Amounts included in restricted cash represent those required to be set aside by the $66 Million Facility, as defined in Note 8 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Total voyage revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and pools. Pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

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

The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. Of the 616,157 and 566,660 nonvested shares and RSUs outstanding as of June 30, 2020 and 2019, 218,248 and 566,660, respectively, were excluded from the computation of diluted net earnings per share because these were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,920,559	39,890,698	39,861,943	33,774,260

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,920,559	39,890,698	39,861,943	33,774,260
Dilutive effect of restricted stock awards	190,789	—	229,704	—
Weighted-average common shares outstanding, diluted	40,111,348	39,890,698	40,091,647	33,774,260

5.	JOINT VENTURE INVESTMENTS

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

As of June 30, 2020 and December 31, 2019, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104, which was used for shipyard installment payments and working capital. In February 2020, NT Suez distributed $1,632 and $1,568 to the Company and WLR/TRF, respectively. In June 2020, NT Suez distributed $357 and $343 to the Company and WLR/TRF, respectively.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of June 30, 2020 and December 31, 2019, and was formed to provide ship management services to the Company’s vessels.

As of June 30, 2020 and December 31, 2019, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 13 — Related Party Transactions)	$6,427	$5,757
Advances to technical managers	121	26
Insurance claims receivable	733	511
Prepaid insurance	1,605	1,093
Advances to agents	1,388	1,421
Deferred voyage costs	2,074	3,132
Other	1,467	1,239
Total prepaid expenses and other current assets	$13,815	$13,179

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Trade accounts payable and accrued expenses	$10,922	$9,716
Accrued vessel and voyage expenses	24,094	32,201
Accrued interest	47	1,090
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 13 — Related Party Transactions)	2,506	1,055
Total accounts payable and accrued expenses	$37,569	$44,062

8.	LONG-TERM DEBT

Long-term debt at June 30, 2020 and December 31, 2019 was comprised of the following:

	June 30, 2020	December 31, 2019
$360 Million Facility	$255,000	$327,500
$525 Million Facility	477,500	515,000
$66 Million Facility	49,615	51,810
Total	782,115	894,310
Less: Unamortized deferred financing costs	(14,258)	(15,866)
Less: Current portion	(134,389)	(134,389)
Long-term debt, net of deferred financing costs	$633,468	$744,055

$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of June 30, 2020, $10,000 of the revolving loan was drawn, while $50,000 was available and undrawn.

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

$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of refinancing the $460 Million Facility, the $235 Million Facility and the $75 Million Facility (defined below). The $525 Million Facility consists of a term loan of $375,000 and a revolving loan of $150,000, and is collateralized by the 36 vessels that collateralized the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of June 30, 2020, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Effective interest rate	4.09%	4.98%	4.36%	4.98%
Range of interest rates (excluding impact of swaps and unused commitment fees)	3.95% to 4.71%	4.53% to 5.86%	3.95% to 5.32%	4.53% to 6.06%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of June 30, 2020.

Maturities – The aggregate maturities of debt during the remaining six months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining six months of the year)	$67,194
2021	177,421
2022	130,000
2023	130,000
2024	277,500
Total	$782,115

9.	INTEREST RATE SWAPS

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

On April 29, 2020, the Company entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps are designated as cash flow hedges with a start date of June 30, 2020 and end date of December 23, 2024, with an aggregate notional amount outstanding of $205,529 at June 30, 2020.

The derivative asset and liability balances at June 30, 2020 and December 31, 2019 are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments

Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$456	$—

Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	440	—

Total derivatives designated as hedging instruments		—	—		896	—
Total Derivatives		$—	$—		$896	$—

The components of Accumulated other comprehensive loss included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of June 30, 2020 and December 31, 2019.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019:

		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Condensed Consolidated Balance Sheets	Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020 Derivatives	$896	$—	$896	$—	$—	$896
December 31, 2019 Derivatives	—	—	—	—	—	—

10.	ACCUMULATED OTHER COMPREHENSIVE Loss

The components of Accumulated other comprehensive income included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of June 30, 2020 and December 31, 2019.

The changes in Accumulated other comprehensive income by component are as follows:

	For the Six Months Ended June 30,
	2020	2019
Accumulated other comprehensive income – January 1,	$—	$4,387
Other comprehensive loss before reclassifications	(896)	(4,007)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	1,029
Other comprehensive loss for the period	(896)	(2,978)
Accumulated other comprehensive (loss) income – June 30,	$(896)	$1,409

The realized gain for the six months ended June 30, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($348) related to interest rate swap contracts and $1,377 related to the amortization of the gain on re-couponed swaps, as discussed in Note 9. The realized gain reclassified from Accumulated other comprehensive loss are presented in Interest expense in the Condensed Consolidated Statements of Operations.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at June 30, 2020 and December 31, 2019 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$118,392	$118,392	$83,609	$83,609
Restricted cash	5,679	5,679	5,610	5,610
Variable rate debt	782,115	782,115	894,310	894,310

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

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Derivative liabilities	$—	$896	$—	$896

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

The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the six months ended June 30, 2020 and 2019.

12.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options for the remaining six months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining six months of the year)	$32,988
2021	37,818
2022	13,511
Total future committed revenue	$84,317

13.	Related Party Transactions

During the three and six months ended June 30, 2020 and 2019, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three and six months ended June 30, 2020 and 2019, the following transactions were recorded for these services:

•	For the three and six months ended June 30, 2020, $1,934 and $3,867, respectively, and for the three and six months ended June 30, 2019, $1,934 and $2,019, respectively, was incurred for technical management services, which is included in Vessel expenses in the condensed consolidated statements of operations and have been paid as of June 30, 2020.

•	For the three and six months ended June 30, 2020, $622 and $1,367, respectively, and for the three and six months ended June 30, 2019, $582 and $582, respectively, was incurred for commercial management services, which is included in Voyage expenses in the condensed consolidated statements of operations. As of June 30, 2020, $749 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

•	For the three and six months ended June 30, 2020, $499 and $996, respectively, and for the three and six months ended June 30, 2019, $519 and $519, respectively, was incurred for general management services, which is included in General and administrative expenses in the condensed consolidated statements of operations. As of June 30, 2020, $165 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

Working capital is advanced to CSM to procure both voyage and vessel costs. At June 30, 2020, the net funds advanced totaled $3,921, of which $6,427 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet (refer to Note 6 — Prepaid Expenses and Other Current Assets), and the $2,506 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet (refer to Note 7 — Accounts Payable and Accrued Expenses). At December 31, 2019, the net funds advanced totaled $4,748, of which $5,757 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet and the $1,009 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

At December 31, 2019, amounts received for activity that occurred prior to the Merger that are due to CSM total $46 and are included in Accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts were settled during the six months ended June 30, 2020.

14.	Stock-Based Compensation

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

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	74,716	$14.03
Granted	47,156	12.08
Vested	(37,639)	13.24
Forfeited	—	—

Outstanding at June 30, 2020	84,233	$13.29

The following table summarizes certain information of the RSUs unvested and vested as of June 30, 2020:

Unvested RSUs			Vested RSUs
June 30, 2020			June 30, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
84,233	$13.29	1.8	37,639	$13.24

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of June 30, 2020, unrecognized compensation cost of $803 related to RSUs will be recognized over a weighted-average period of 1.8 years. For the three and six months ended June 30, 2020, the Company recognized $160 and $370, respectively, of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses.

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the six months ended June 30, 2020 which were issued under the 2019 Plan:

		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2020	562,790	$13.44
Granted	175,151	12.41
Vested	(161,831)	13.64
Forfeited	(20,127)	13.70

Outstanding at June 30, 2020	555,983	$13.04

For the six months ended June 30, 2020, 161,831 shares vested under the 2019 Plan. There were no shares that vested under the 2019 Plan during the year ended December 31, 2019. For the three and six months ended June 30, 2020, the Company recognized $856 and $1,980, respectively, in nonvested stock amortization expense for the 2019 Plan restricted stock, which is included in General and administrative expenses.

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of June 30, 2020, unrecognized compensation cost of $4,769 related to nonvested stock will be recognized over a weighted-average period of 2.2 years.

Performance Awards — The Company granted performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements). The table below summarizes the Company’s nonvested performance awards for the six months ended June 30, 2020 which were issued under the 2019 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2020	—	$—
Granted	133,305	12.60
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2020	133,305	$12.60

For the three and six months ended June 30, 2020, the Company recognized $93 in nonvested stock amortization expense for the 2019 Plan performance awards, which is included in General and administrative expenses. As of June 30, 2020, unrecognized compensation cost of $1,586 related to nonvested stock will be recognized over a weighted-average period of 2.8 years.

The future compensation to be recognized for the aforementioned RSUs, restricted stock and performance awards as of June 30, 2020 is as follows:

2020 (for the remaining six months of the year)	$2,697
2021	2,962
2022	1,245
2023	254
Total	$7,158

15.	COMMITMENTS AND CONTINGENCIES

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

The Company has two reportable segments, Crude Tankers and Product Carriers. Segment results are evaluated based on income from operations. The accounting policies applied to the reportable segments are the same as those used in the preparation of the Company’s consolidated financial statements.

Results for the Company’s revenue and loss from operations by segment for the three and six months ended June 30, 2020 and 2019 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended June 30, 2020
Voyage revenue	$69,873	$113,680	$183,553
Voyage expenses	(14,660)	(34,689)	(49,349)
Vessel expenses	(12,662)	(29,076)	(41,738)
Depreciation and amortization	(9,974)	(18,797)	(28,771)
General, administrative and management fees(1)	(1,829)	(5,656)	(7,485)
Income from operations	$30,748	$25,462	$56,210

Three Months Ended June 30, 2019
Voyage revenue	$51,474	$97,821	$149,295
Voyage expenses	(27,094)	(38,801)	(65,895)
Vessel expenses	(10,509)	(31,867)	(42,376)
Depreciation and amortization	(9,872)	(19,371)	(29,243)
General, administrative and management fees(1)	(1,722)	(5,598)	(7,320)
Income from operations	$2,277	$2,184	$4,461

	Crude Tankers	Product Carriers	Total
Six Months Ended June 30, 2020
Voyage revenue	$160,502	$232,776	$393,278
Voyage expenses	(43,009)	(81,021)	(124,030)
Vessel expenses	(23,884)	(59,390)	(83,274)
Depreciation and amortization	(19,921)	(37,610)	(57,531)
General, administrative and management fees(1)	(3,806)	(11,803)	(15,609)
Income from operations	$69,882	$42,952	$112,834

Six Months Ended June 30, 2019
Voyage revenue	$86,883	$165,068	$251,951
Voyage expenses	(41,464)	(66,009)	(107,473)
Vessel expenses	(17,269)	(49,908)	(67,177)
Depreciation and amortization	(17,911)	(33,288)	(51,199)
General, administrative and management fees(1)	(3,408)	(10,200)	(13,608)
Income from operations	$6,831	$5,663	$12,494

(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets are as follows:

	June 30, 2020	December 31, 2019
Crude Tankers	$883,230	$896,897
Product Carriers	1,215,852	1,225,235
Corporate unrestricted cash and cash equivalents	5,774	2,609
Other unallocated amounts	1,498	3,641
Consolidated total assets	$2,106,354	$2,128,382

17.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of June 30, 2020. There were no subsequent events that the Company believes require recognition or disclosure.

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

We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of June 30, 2020, through our wholly owned subsidiaries, we owned and operated 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the ongoing outbreak, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the outbreak, such as quarantines and travel restrictions. Such measures have, and will likely continue to, negatively affect the global economy. The extent to which COVID-19 will impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.

Strategic Product Tanker Partnership

On June 15, 2020, the Company entered into an agreement with Dampskibsselskabet Norden A/S (“Norden”). During the term of this agreement, the Company and Norden have agreed to use commercially reasonable efforts to identify new projects in the product tanker industry that they may jointly pursue and develop. Pursuant to this agreement, Company has agreed to initially contribute 28 of its MR vessels to the Norient Product Pool (the “Pool”). This agreement will terminate upon the occurrence of certain events, including when the Company no longer has vessels operating in the Pool. As of June 30, 2020, five of the Company’s vessels are operating in the Pool.

The Merger

The Merger, as described in Note 3 — Merger Transaction in the unaudited condensed consolidated financial statements included herein, closed on March 27, 2019. Our condensed consolidated financial statements include operating results for the 25 vessels acquired for 95 days and 182 days during the six months ended June 30, 2019 and 2020, respectively, in addition to the 41 vessels historically owned by us for the full period and the two vessels sold in September 2019.

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

Share Repurchase Program

On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. We may repurchase these shares in the open market or in privately negotiated transactions, at times and prices that we consider to be appropriate. As of June 30, 2020, we repurchased 137,289 shares for a total of $1.4 million under the share repurchase program, with all repurchases having been effected in the three months ended March 31, 2020.

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

Some of the key factors that have affected our business, financial condition, results of operations and cash flows, and may in the future affect our business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following tables represent the operating data for the three and six months ended June 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended June 30,
	2020	2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$162,419	$129,344	$33,075	25.6%
Time charter revenue	20,815	19,951	864	4.3%
Pool revenue	319	—	319	—
Total revenue	183,553	149,295	34,258	22.9%

Operating expenses:
Voyage expenses	49,349	65,895	(16,546)	(25.1)%
Vessel expenses	41,738	42,376	(638)	(1.5)%
Depreciation and amortization expense	28,771	29,243	(472)	(1.6)%
General and administrative expenses	7,485	7,320	165	2.3%
Total operating expenses	127,343	144,834	(17,491)	(12.1)%
Operating income	56,210	4,461	51,749	1160.0%
Other (expense) income:
Total other expense — Net	(9,708)	(13,038)	3,330	(25.5)%
Net income (loss)	46,502	(8,577)	55,079	642.2%
Less: Net income (loss) attributable to noncontrolling interest	790	(74)	864	1167.6%
Net income (loss) attributable to Diamond S Shipping Inc.	$45,712	$(8,503)	$54,215	637.6%

Net earnings (loss) per share – basic	$1.15	$(0.21)	$1.36	647.6%
Net earnings (loss) per share – diluted	$1.14	$(0.21)	$1.35	642.9%

Weighted average common shares outstanding – basic	39,920,559	39,890,696	29,863	0.1%
Weighted average common shares outstanding – diluted	40,111,348	39,890,696	220,652	0.6%

	For the Six Months Ended June 30,
	2020	2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$350,071	$227,793	$122,278	53.7%
Time charter revenue	42,888	24,158	18,730	77.5%
Pool revenue	319	—	319	—
Total revenue	393,278	251,951	141,327	56.1%

Operating expenses:
Voyage expenses	124,030	107,473	16,557	15.4%
Vessel expenses	83,274	67,177	16,097	24.0%
Depreciation and amortization expense	57,531	51,199	6,332	12.4%
General and administrative expenses	15,609	13,608	2,001	14.7%
Total operating expenses	280,444	239,457	40,987	17.1%
Operating income	112,834	12,494	100,340	803.1%
Other (expense) income:
Total other expense — Net	(20,751)	(21,891)	1,140	(5.2)%
Net income (loss)	92,083	(9,397)	101,480	1,079.9%
Less: Net income attributable to noncontrolling interest	1,327	132	1,195	905.3%
Net income (loss) attributable to Diamond S Shipping Inc.	$90,756	$(9,529)	$100,285	1,052.4%

Net earnings (loss) per share – basic	$2.28	$(0.28)	$2.56	914.3%
Net earnings (loss) per share – diluted	$2.26	$(0.28)	$2.54	907.1%

Weighted average common shares outstanding – basic	39,861,943	33,774,260	6,087,683	18.0%
Weighted average common shares outstanding – diluted	40,091,647	33,774,260	6,317,387	18.7%

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Voyage revenue

Voyage revenue increased by $34.3 million to $183.6 million during the three months ended June 30, 2020 as compared to $149.3 million for the three months ended June 30, 2019. The $34.3 million increase was principally driven by strong market conditions in both the crude tanker and product carrier segments. Despite the demand destruction caused by the global COVID-19 pandemic, tanker markets were firm because of the sharp contango structure of the crude oil price curve, where the future price of oil was expected to be substantially greater than the current. This led to a strong demand for the floating storage of oil and petroleum products on tankers, which led to a reduction in ships available to transport cargoes. As the effective supply of ships decreased, freight rates increased.

Voyage Expenses

Voyage expenses primarily consist of bunkers, port expenses, canal dues and commissions. Commissions were paid to shipbrokers for negotiating and arranging charter party agreements on the Company’s behalf. Voyage expenses incurred during time charters and while vessels are operating in pools are paid for by the charterer and pool, respectively, except for commissions, which were paid for by the Company. Voyage expenses incurred during voyage charters were paid for by the Company.

Voyage expenses decreased by $16.6 million to $49.3 million during the three months ended June 30, 2020 as compared to $65.9 million for the three months ended June 30, 2019. The $16.6 million decrease in voyage expenses was driven by a reduction in bunker prices coupled with a 2.3% reduction in revenue days.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses decreased by $0.7 million to $41.7 million during the three months ended June 30, 2020 as compared to $42.4 million for the three months ended June 30, 2020. The $0.7 million decrease in vessel expenses is commensurate with the 2.9% decrease in vessel operating days due to the sale of the Atlantic Aquarius and Atlantic Leo, which occurred in September 2019.

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

Depreciation and amortization expense decreased by $0.4 million to $28.8 million during the three months ended June 30, 2020 as compared to $29.2 million during the three months ended June 30, 2019. This decrease is due to the sale of the Atlantic Aquarius and Atlantic Leo in September 2019, offset by vessel additions primarily related the scrubber and ballast water treatment projects.

General and Administrative Expenses

For the three months ended June 30, 2020 and 2019, general and administrative expenses were $7.5 million and $7.3 million, respectively. The general and administrative expenses remained relatively flat as the Company has had similar onshore infrastructure in place during both quarters.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $9.7 million for the three months ended June 30, 2020 compared to $13.0 million for the three months ended June 30, 2019. The decrease of $3.3 million was primarily driven by a $112 million decrease in the average debt balance in the two comparative periods, coupled with a decrease in the effective interest rate.

Net Income (Loss) Attributable to Noncontrolling Interest

The net income (loss) attributable to noncontrolling interest was net income of $0.8 million for the three months ended June 30, 2020 compared to net loss of $0.1 million for the three months ended June 30, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net income of 0.9 million was mainly attributable fixing these two Suezmax vessels on three-year time charter contracts, which began in the latter half of 2019.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Voyage revenue

Voyage revenue increased by $141.3 million to $393.3 million during the six months ended June 30, 2020 as compared to $252.0 million for the six months ended June 30, 2019. The $141.3 million increase was principally driven by a 16.9% increase in total revenue days due to an additional 1,696 revenue days during the six months ended June 30, 2020, primarily due to the Merger coupled with stronger prevailing market conditions in both the crude tanker and product carrier segments.

Voyage Expenses

Voyage expenses increased by $16.5 million to $124.0 million during the six months ended June 30, 2020 as compared to $107.5 million for the six months ended June 30, 2019. The $16.5 million increase in voyage expenses was predominantly driven by an 11.7% increase in spot revenue days due to an additional 981 spot revenue days as a result of the Merger, offset by a decrease in bunker prices.

Vessel Expenses

Vessel expenses increased by $16.1 million to $83.3 million during the six months ended June 30, 2020 as compared to $67.2 million for the six months ended June 30, 2019. The $16.1 million increase in vessel expenses was driven by a 18.3% increase in vessel operating days, which consists of an increase in 2,175 vessel operating days due to the Merger and a decrease in 362 days as a result of the sale of the Atlantic Aquarius and Atlantic Leo.

Vessel Depreciation and Amortization Expense

Depreciation and amortization expense increased by $6.3 million to $57.5 million during the six months ended June 30, 2020 as compared to $51.2 million during the six months ended June 30, 2019. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for 2,175 vessel operating days in the six months ended June 30, 2020 coupled with vessel additions primarily related to the scrubber and ballast water treatment projects, and offset by the decrease in the depreciation and amortization expense related to the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the six months ended June 30, 2020 and 2019, general and administrative expenses were $15.6 million and $13.6 million, respectively. The $2.0 million increase was primarily due to costs incurred in the first quarter of 2020 when compared to the first quarter of 2019 that were attributable to stock-based compensation costs, legal fees in connection with the annual filings and an increase in headcount to maintain the infrastructure of a public company and to manage a larger fleet employed in the spot market.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $20.8 million for the six months ended June 30, 2020 compared to $21.9 million for the six months ended June 30, 2019. The decrease of $1.1 million was primarily driven by a decrease in the effective interest rate in the two comparative periods.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was net income of $1.3 million for the six months ended June 30, 2020 compared to net income of $0.1 million for the six months ended June 30, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net income of $1.2 million was mainly attributable to fixing these two Suezmax vessels on three-year time charter contracts, which began in the latter half of 2019.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, total cash, cash equivalents and restricted cash were $124.0 million and $89.2 million, including restricted cash of $5.7 million and $5.6 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had $60.0 million and $15.0 million available and undrawn under its credit facilities, respectively.

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

At June 30, 2020, the Company was in compliance with all financial covenants under each of its credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.

Among other capital expenditures, in connection with the International Maritime Organization’s new limits for sulfur oxide emissions effective January 1, 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. As of June 30, 2020, three of these scrubbers have been installed and the remaining two installations are scheduled to be completed by the third quarter of 2020 and first quarter of 2021. The total aggregate capital expenditures for these five scrubbers is approximately $16.8 million, of which $11.3 million has been paid as of June 30, 2020. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.

We entered into contracts to install ballast water treatment systems on 15 of our vessels for a total estimated cost of $17.0 million, of which 12 systems have been installed and $13.6 million has been paid as of June 30, 2020. The remaining three vessels are employed on time charter contracts as of June 30, 2020, and we expect to install the ballast water treatment systems after redelivery from the charterers and before expiry of regulatory exemptions in 2021.

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

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Six Months Ended June 30,
	2020	2019
Net Cash Provided by Operating Activities	$159.1	$12.0
Net Cash Used in Investing Activities	(7.5)	(318.9)
Net Cash (Used in) Provided by Financing Activities	(116.8)	288.2

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2020 and 2019 was $159.1 million and $12.0 million, respectively. The increase of $147.1 million was mainly attributable to more revenue days and higher charter rates that increased our revenues and overall net income by $101.5 million for the six months ended June 30, 2020, when compared to the six months ended June 30, 2019, coupled with an increase of $35.8 million in cash provided by the changes in assets and liabilities for the comparative periods.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the six months ended June 30, 2020 and 2019 was $7.5 million and $318.9 million, respectively. The $7.5 million net cash used by investing activities during the six months ended June 30, 2020 was for additions to vessels and other property, while the $318.9 million net cash used by investing activities during the six months ended June 30, 2019 included the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, $18.8 million paid in transaction costs, and $7.4 million paid for additions to vessels and other property.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities during the six months ended June 30, 2020 and 2019 was ($116.8) million and $288.2 million, respectively. The change in cash (used in) provided by financing activities was due to the financing activities that we engaged in during the two comparable periods. During the six months ended June 30, 2020, the main outflows of cash for financing activities consisted of debt payments of $112.2 million, a $1.9 million distribution to the noncontrolling interest in the NT Suez Holdco LLC entity, and paying $1.4 million to repurchase shares under the share repurchase program. During the six months ended June 30, 2019 we had borrowings under the $360 Million Facility, consisting of $300 million in the term loan drawn and $50 million, which were offset by $26.4 million repaid on lines of credit that were cancelled in connection with the Merger, $35.5 million in term loan repayments and $6.9 million in deferred financing costs paid in connection with the $360 Million Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of June 30, 2020 (in thousands of U.S. dollars).

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$782,115	$67,194	$307,421	$407,500	$—
Interest Obligations(1)	59,069	11,078	32,411	15,580	—
Capital Obligations (scrubbers and ballast water treatment systems)	8,475	8,475	—	—	—
Lease Obligations	6,658	408	1,909	2,401	1,940
Total:	$856,317	$87,155	$341,741	$425,481	$1,940

(1)	Interest has been estimated based on the LIBOR forward rates and the prescribed margin for each of our facilities. Refer to Note 8 — Long-Term Debt of our unaudited condensed consolidated financial statements contained herein.

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

Revenue Recognition

During the three and six months ended June 30, 2020 and 2019, revenues were generated from time charters and voyage charters.

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

For the three and six months ended June 30, 2020 and 2019, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

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

From time to time, the Company enters into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of June 30, 2020, 26.3% of the debt was fixed due to the interest rate swap agreements, and 73.7% was variable. Based on the Company’s June 30, 2020 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $5.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic and governmental responses thereto could adversely affect the Company’s business.

As previously disclosed by the Company, the ongoing outbreak of the novel coronavirus (“COVID-19”) has caused severe global disruptions and has and may continue to negatively affect economic conditions regionally as well as globally and otherwise impact the Company’s operations and the operations of the Company’s customers and suppliers. Governments in affected countries have imposed travel bans, quarantines and other emergency public health measures in an effort to contain the outbreak. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets which has reduced the global demand for oil and refined petroleum products. Additionally, as a result of restrictive measures, the Company’s vessels may not be able to call on ports, or may be restricted from disembarking from ports, located in regions affected by the outbreak. The Company may also experience operational disruptions and delays, unavailability of normal port infrastructure and services including limited access to equipment, critical goods and personnel, disruptions to crew change, quarantine of ships and/or crew, counterparty solidity, closure of ports and custom offices, as well as disruptions in the supply chain and industrial production, which may lead to reduced cargo demand, amongst other potential consequences attendant to pandemic diseases.

To date, the COVID-19 pandemic has primarily affected the Company’s operations in the following ways, which may result in loss of revenue days and/or increase in vessel operating expenses:

•	the Company’s ability to arrange, in a timely manner, crew reliefs, Flag and Class Surveys, delivery of spares and stores, and requested inspections of vessels, has been made more difficult by the effects of COVID-19;

•	it has become more difficult for the Company to obtain services required by the vessels;

•	the Company is now required to comply with the requirements of port states with respect to procedures for the prevention of community spread of COVID-19; and

•	the Company has needed to implement precautions to prevent any exposure of our ships’ crews to COVID-19 when calling at ports and/or places affected by the virus.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Athena SpinCo Inc., Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, initially filed on December 21, 2018 (the “Form 10”))†

2.2	Amendment No. 1, dated March 7, 2019, to the Transaction Agreement (incorporated by reference to Exhibit 2.2 to the Form 10)

3.1	Articles of Amendment of the Articles of Incorporation of Athena SpinCo Inc. (now known as Diamond S Shipping Inc.) (incorporated by reference to Exhibit 3.2 to the Form 10)

3.2	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

3.3	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

4.1	Registration Rights Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 29, 2019 (the “March 29 Form 8-K”))

4.2	Director Designation Agreement, dated March 27, 2019, with certain former CPLP investors (incorporated by reference to Exhibit 10.2 to the March 29 Form 8-K)

4.3	Director Designation Agreement, dated March 27, 2019, with certain WLR investors (incorporated by reference to Exhibit 10.3 to the March 29 Form 8-K)

4.4	Director Designation Agreement, dated March 27, 2019, with First Reserve Investors (incorporated by reference to Exhibit 10.4 to the March 29 Form 8-K)

10.1	Employment Agreement, dated as of April 9, 2020, between Diamond S Management LLC and Craig H. Stevenson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020 (the “May 13 Form 10-Q”))

10.2	Employment Agreement, dated as of April 2, 2020, between Diamond S Management LLC and Kevin M. Kilcullen (incorporated by reference to Exhibit 10.2 to the May 13 Form 10-Q)

10.3	Employment Agreement, dated as of April 7, 2020, between Diamond S Management LLC and Sanjay Sukhrani (incorporated by reference to Exhibit 10.3 to the May 13 Form 10-Q)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen, Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Craig H. Stevenson, Jr., Chief Executive Officer.*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin M. Kilcullen.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any such omitted schedule or similar attachment to the SEC upon request.

*	The certifications attached as exhibits 32.1 and 32.2 to this quarterly report on Form 10-Q are “furnished” to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND S SHIPPING INC.

Date:	August 14, 2020	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 14, 2020	By:	/s/ Kevin M. Kilcullen
Kevin M. Kilcullen
Chief Financial Officer
(Principal Financial Officer)