Form 10-Q
period 2020-09-30
Diamond S Shipping Inc.
filed 2020-11-16
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of November 12, 2020: 40,440,593 shares of common stock, par value $0.001 per share.

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

The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	the cyclicality of the tanker industry;

•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates;

•	the length and severity of the ongoing novel coronavirus (“COVID-19”) pandemic, including its impact on the demand for seaborne transportation of petroleum products;

•	risks related to an oversupply of tanker vessels;

•	changes in fuel prices;

•	decreases in the market values of tanker vessels;

•	risks related to the management of our growth strategy, counterparty risks and customer relations with key customers;

•	our ability to meet obligations under time charter agreements;

•	dependence on third-party managers and a limited number of customers;

•	our liquidity, level of indebtedness, operating expenses, capital expenditures and financing;

•	our interest rate swap agreements and credit facilities;

•	risk of loss, including potential liability from future litigation and potential costs due to environmental damage, vessel collisions and business interruption; risks related to war, terrorism and piracy;

•	risks related to the acquisition, modification and operation of vessels;

•	future supply of, and demand for, refined products and crude oil, including relating to seasonality;

•	risks related to our insurance, including adequacy of coverage and increased premium payments;

•	risks related to tax rules applicable to us;

•	our ability to clear the oil majors’ risk assessment processes;

•	future refined product and crude oil prices and production;

•	the carrying values of our vessels and the potential for any asset impairments;

•	our ability to maximize the use of our vessels, including the redeployment or disposition of vessels no longer under long-term time charter;

•	our continued ability to enter into long-term, fixed-rate time charters with our charterers and to re-charter our vessels as their existing charters expire at attractive rates;

•	failure to realize the anticipated benefits of the Merger (as defined herein), including as a result of integrating the businesses;

•	failure to maintain effective internal control over financial reporting;

•	our ability to implement our business strategy and manage planned growth;

•	changes in laws, treaties or regulations applicable to the Company, including regulations relating to environmental compliance; and

•	other risks and uncertainties disclosed in the Company’s reports filed from time to time with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

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

Item 1. Financial Statements

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Index to Condensed Consolidated Financial Statements (Unaudited)

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
as of September 30, 2020 and December 31, 2019

(In Thousands, except for share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$114,335	$83,609
Due from charterers – Net of provision for doubtful accounts of $2,037 and $1,415, respectively	56,948	80,691
Inventories	20,518	32,071
Prepaid expenses and other current assets	14,611	13,179
Total current assets	206,412	209,550

Noncurrent assets:
Vessels – Net of accumulated depreciation of $631,438 and $553,483, respectively	1,799,835	1,865,738
Other property – Net of accumulated depreciation of $813 and $584, respectively	433	642
Deferred drydocking costs – Net of accumulated amortization of $24,406 and $17,975, respectively	34,016	37,256
Restricted cash	6,014	5,610
Advances to Norient pool	8,001	—
Time charter contracts acquired – Net of accumulated amortization of $4,290 and $2,296, respectively	2,809	5,004
Other noncurrent assets	2,593	4,582
Total noncurrent assets	1,853,701	1,918,832
Total	$2,060,113	$2,128,382

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$134,389	$134,389
Accounts payable and accrued expenses	35,336	44,062
Deferred charter hire revenue	3,245	1,934
Derivative liability	557	—
Total current liabilities	173,527	180,385

Long-term debt – Net of deferred financing costs of $13,426 and $15,866, respectively	600,703	744,055
Derivative liability	620	—
Total liabilities	774,850	924,440

Commitments and contingencies (Note 16)

Equity:
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,924,892 and 39,890,699 shares at September 30, 2020 and December 31, 2019, respectively	40	40
Treasury stock – at cost; 137,289 shares at September 30, 2020	(1,418)	—
Additional paid-in capital	1,240,521	1,237,658
Accumulated other comprehensive loss	(1,177)	—
Retained earnings (accumulated deficit)	12,525	(68,567)
Total Diamond S Shipping Inc. equity	1,250,491	1,169,131
Noncontrolling interests	34,772	34,811
Total equity	1,285,263	1,203,942
Total	$2,060,113	$2,128,382

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2020 and 2019

(In Thousands, except for share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Voyage revenue	$69,098	$120,954	$419,169	$348,747
Time charter revenue	20,408	20,572	63,296	44,730
Pool revenue	23,091	—	23,410	—
Total revenue	112,597	141,526	505,875	393,477

Operating expenses:
Voyage expenses	32,896	59,968	156,926	167,441
Vessel expenses	44,758	41,799	128,032	108,976
Depreciation and amortization expense	29,067	28,763	86,598	79,962
Loss on sale of vessels	—	18,344	—	18,344
General and administrative expenses	7,685	7,566	23,294	21,174
Total operating expenses	114,406	156,440	394,850	395,897
Operating (loss) income	(1,809)	(14,914)	111,025	(2,420)
Other (expense) income:
Interest expense	(7,019)	(13,021)	(28,106)	(35,813)
Other income	3	492	339	1,393
Total other expense – Net	(7,016)	(12,529)	(27,767)	(34,420)
Net (loss) income	(8,825)	(27,443)	83,258	(36,840)
Less: Net income (loss) attributable to noncontrolling interest	839	(1,548)	2,166	(1,416)
Net (loss) income attributable to Diamond S Shipping Inc.	$(9,664)	$(25,895)	$81,092	$(35,424)

Net (loss) earnings per share – basic	$(0.24)	$(0.65)	$2.03	$(0.99)
Net (loss) earnings per share – diluted	$(0.24)	$(0.65)	$2.02	$(0.99)

Weighted average common shares outstanding – basic	39,918,427	39,890,698	39,879,976	35,835,477
Weighted average common shares outstanding – diluted	39,918,427	39,890,698	40,106,157	35,835,477

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income
for the Three and Nine Months Ended September 30, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(8,825)	$(27,443)	$83,258	$(36,840)
Unrealized loss on cash flow hedges	(281)	(518)	(1,177)	(3,496)
Other comprehensive loss	(281)	(518)	(1,177)	(3,496)
Comprehensive (loss) income	(9,106)	(27,961)	82,081	(40,336)
Less: comprehensive income (loss) attributable to noncontrolling interest	839	(1,548)	2,166	(1,416)
Comprehensive (loss) income attributable to Diamond S Shipping Inc.	$(9,945)	$(26,413)	$79,915	$(38,920)

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity
for the Three and Nine Months Ended September 30, 2020 and 2019
(In Thousands)

(Unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total
Balance – January 1, 2020	$40	$—	$1,237,658	$—	$(68,567)	$34,811	$1,203,942
Stock-based compensation	—	—	1,334	—	—	—	1,334
NT Suez Holdco LLC distribution	—	—	—	—	—	(1,568)	(1,568)
Shares repurchased	—	(1,418)	—	—	—	—	(1,418)
Net income	—	—	—	—	45,044	537	45,581
Balance – March 31, 2020	40	(1,418)	1,238,992	—	(23,523)	33,780	1,247,871
Stock-based compensation	—	—	1,109	—	—	—	1,109
NT Suez Holdco LLC distribution	—	—	—	—	—	(343)	(343)
Unrealized loss on cash flow hedges	—	—	—	(896)	—	—	(896)
Equity awards net settled to cover employee withholding taxes	—	—	(693)		—	—	(693)
Net income	—	—	—	—	45,712	790	46,502
Balance – June 30, 2020	40	(1,418)	1,239,408	(896)	22,189	34,227	1,293,550
Stock-based compensation	—	—	1,164	—	—	—	1,164
NT Suez Holdco LLC distribution	—	—	—	—	—	(294)	(294)
Unrealized loss on cash flow hedges	—	—	—	(281)	—	—	(281)
Equity awards net settled to cover employee withholding taxes	—	—	(51)		—	—	(51)
Net (loss) income	—	—	—	—	(9,664)	839	(8,825)
Balance – September 30, 2020	$40	$(1,418)	$1,240,521	$(1,177)	$12,525	$34,772	$1,285,263

	Partners’ Contributions	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total
Balance – January 1, 2019	$994,771	$—	$2,558	$4,387	$(56,477)	$34,607	$979,846
Cumulative effect of accounting change	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	1,231,579	—	—	—	236,848
Unrealized loss on cash flow hedges	—	—	—	(1,096)	—	—	(1,096)
Net loss (income)	—	—	—	—	(1,026)	206	(820)
Balance – March 31, 2019	—	40	1,234,137	3,291	(60,287)	34,813	1,211,994
Unrealized loss on cash flow hedges	—	—	—	(1,882)	—	—	(1,882)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	980	980
Stock-based compensation	—	—	861	—	—	—	861
Net loss	—	—	—	—	(8,503)	(74)	(8,577)
Balance – June 30, 2019	—	40	1,234,998	1,409	(68,790)	35,719	1,203,376
Unrealized loss on cash flow hedges	—	—	—	(518)	—	—	(518)
Stock-based compensation	—	—	1,301	—	—	—	1,301
Net loss	—	—	—	—	(25,895)	(1,548)	(27,443)
Balance – September 30, 2019	$—	$40	$1,236,299	$891	$(94,685)	$34,171	$1,176,716

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2020 and 2019
(In Thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from Operating Activities:
Net income (loss)	$83,258	$(36,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	86,598	79,962
Loss on sale of vessels	—	18,344
Amortization of deferred financing costs	2,663	3,106
Amortization of time charter hire contracts acquired	2,194	1,632
Amortization of the realized gain from recouponing swaps	—	(2,045)
Stock-based compensation expense	3,607	2,162
Changes in assets and liabilities	20,692	(11,723)
Payments for drydocking	(5,120)	(12,685)
Net cash provided by operating activities	193,892	41,913

Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	—	(292,683)
Transaction costs	—	(18,930)
Proceeds from sale of vessels	—	31,800
Payments for vessel additions and other property	(11,958)	(11,238)
Net cash used in investing activities	(11,958)	(291,051)

Cash flows from Financing Activities:
Borrowings on long-term debt	—	300,000
Principal payments on long-term debt	(100,792)	(86,604)
Borrowings on revolving credit facilities	—	61,000
Repayments on revolving credit facilities	(45,000)	(26,323)
NT Suez Holdco LLC distribution	(2,205)	—
Shares repurchased	(1,418)	—
Cash paid to net settle employee withholding taxes on equity awards	(745)	—
Proceeds from partners’ contributions in subsidiaries	—	980
Payments for deferred financing costs	(644)	(6,970)
Net cash (used in) provided by financing activities	(150,804)	242,083
Net increase (decrease) in cash, cash equivalents and restricted cash	31,130	(7,055)
Cash, cash equivalents and restricted cash – Beginning of period	89,219	88,158
Cash, cash equivalents and restricted cash – End of period	$120,349	$81,103

Supplemental disclosures:
Cash paid for interest	$26,480	$35,206
Common stock issued to CPLP (Refer to Note 3 — Merger Transaction)	$—	$236,848
Unpaid transaction costs in Accounts payable and accrued expenses at the end of the period	$—	$154
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$1,326	$4,604

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of September 30, 2020, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments).

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K (the “2019 Financial Statements”). The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2020.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$114,335	$83,609	$75,559	$83,054
Restricted cash	6,014	5,610	5,544	5,104
Total Cash and cash equivalents, and Restricted cash shown in the condensed consolidated statements of cash flows	$120,349	$89,219	$81,103	$88,158

Amounts included in restricted cash represent those required to be set aside by the $66 Million Facility, as defined in Note 9 below. The restriction will lapse when the related long-term debt is retired.

Revenue and Voyage Expense Recognition — Total revenue includes revenue earned on fixed rate time charters, spot market voyage charters, spot market-related time charters and pools. Pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.

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

The Company recognizes revenue from pool arrangements based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and certain pool manager fees.

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

4.	Net (Loss) earnings Per Share

The computation of basic net (loss) earnings per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss) per share assumes the vesting of nonvested stock awards (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. Of the 591,773 and 615,525 nonvested shares and RSUs outstanding as of September 30, 2020 and 2019, 238,421 and 615,525, respectively, were excluded from the computation of diluted net earnings per share because these were anti-dilutive (refer to Note 15 — Stock-Based Compensation).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,918,427	39,890,698	39,879,976	35,835,477

Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,918,427	39,890,698	39,879,976	35,835,477
Dilutive effect of restricted stock awards	—	—	226,181	—
Weighted-average common shares outstanding, diluted	39,918,427	39,890,698	40,106,157	35,835,477

5.	JOINT VENTURE INVESTMENTS

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

As of September 30, 2020 and December 31, 2019, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104, which was used for shipyard installment payments and working capital. In February 2020, NT Suez distributed $1,632 and $1,568 to the Company and WLR/TRF, respectively. In June 2020, NT Suez distributed $357 and $343 to the Company and WLR/TRF, respectively.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of September 30, 2020 and December 31, 2019, and was formed to provide ship management services to the Company’s vessels.

As of September 30, 2020 and December 31, 2019, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

6.	Vessel Dispositions

In August 2019, the Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. The Company reached an agreement to sell the Atlantic Aquarius and Atlantic Leo for $32 million in aggregate gross proceeds. In September 2019, the Company delivered the vessels to the buyer and repaid debt on the $460 Million Facility, as defined in Note 9 below, of $20.4 million. The loss on sale of the vessels was $18.3 million, which was recorded to the condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 14 — Related Party Transactions)	$6,288	$5,757
Advances to technical managers	23	26
Insurance claims receivable	1,066	511
Prepaid insurance	1,527	1,093
Advances to agents	2,199	1,421
Deferred voyage costs	2,003	3,132
Other	1,505	1,239
Total prepaid expenses and other current assets	$14,611	$13,179

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Trade accounts payable and accrued expenses	$8,306	$9,716
Accrued vessel and voyage expenses	23,903	32,201
Accrued interest	35	1,090
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 14 — Related Party Transactions)	3,092	1,055
Total accounts payable and accrued expenses	$35,336	$44,062

9.	LONG-TERM DEBT

Long-term debt at September 30, 2020 and December 31, 2019 was comprised of the following:

	September 30, 2020	December 31, 2019
$360 Million Facility	$241,250	$327,500
$525 Million Facility	458,750	515,000
$66 Million Facility	48,518	51,810
Total	748,518	894,310
Less: Unamortized deferred financing costs	(13,426)	(15,866)
Less: Current portion	(134,389)	(134,389)
Long-term debt, net of deferred financing costs	$600,703	$744,055

$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of September 30, 2020, $10,000 of the revolving loan was drawn, while $50,000 was available and undrawn.

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

$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of refinancing the $460 Million Facility, the $235 Million Facility and the $75 Million Facility (defined below). The $525 Million Facility consists of a term loan of $375,000 and a revolving loan of $150,000, and is collateralized by the 36 vessels that collateralized the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of September 30, 2020, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Effective interest rate	3.05%	4.87%	3.95%	4.94%
Range of interest rates (excluding impact of swaps and unused commitment fees)	2.81% to 4.04%	4.53% to 5.58%	2.81% to 5.32%	4.53% to 6.06%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of September 30, 2020.

Maturities – The aggregate maturities of debt during the remaining three months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining three months of the year)	$33,597
2021	177,421
2022	130,000
2023	130,000
2024	277,500
Total	$748,518

10.	INTEREST RATE SWAPS

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

On April 29, 2020, the Company entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps are designated as cash flow hedges with a start date of June 30, 2020 and an end date of December 23, 2024, with an aggregate notional amount outstanding of $197,129 at September 30, 2020.

The derivative asset and liability balances at September 30, 2020 and December 31, 2019 are as follows:

	Asset Derivatives			Liability Derivatives
	Balance	Fair Value		Balance	Fair Value
	Sheet Location	September 30, 2020	December 31, 2019	Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$557	$—
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liability (Noncurrent liabilities)	620	—
Total derivatives designated as hedging instruments		—	—		1,177	—
Total Derivatives		$—	$—		$1,177	$—

The components of Accumulated other comprehensive loss included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of September 30, 2020 and December 31, 2019.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Liabilities Presented in the Condensed	Gross Amounts not Offset in the Condensed Consolidated Balance Sheets
	Amounts of Recognized Liabilities	Consolidated Balance Sheets	Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020 Derivatives	$1,177	$—	$1,177	$—	$—	$1,177
December 31, 2019 Derivatives	—	—	—	—	—	—

11.	ACCUMULATED OTHER COMPREHENSIVE (Loss) Income

The components of Accumulated other comprehensive (loss) income included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of September 30, 2020 and December 31, 2019.

The changes in Accumulated other comprehensive (loss) income by component are as follows:

	For the Nine Months Ended September 30,
	2020	2019
Accumulated other comprehensive income – January 1,	$—	$4,387
Other comprehensive loss before reclassifications	(1,053)	(4,931)
Amounts reclassified from Accumulated other comprehensive (loss) income	(124)	1,435
Other comprehensive loss for the period	(1,177)	(3,496)
Accumulated other comprehensive (loss) income – September 30,	$(1,177)	$891

The realized loss for the nine months ended September 30, 2020 reclassified from Accumulated other comprehensive loss consists of a realized loss of $124 related to interest rate swap contracts. The realized gain for the nine months ended September 30, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($610) related to interest rate swap contracts and $2,045 related to the amortization of the gain on re-couponed swaps, as discussed in Note 10. The realized gain reclassified from Accumulated other comprehensive loss are presented in Interest expense in the Condensed Consolidated Statements of Operations.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at September 30, 2020 and December 31, 2019 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$114,335	$114,335	$83,609	$83,609
Restricted cash	6,014	6,014	5,610	5,610
Variable rate debt	748,518	748,518	894,310	894,310

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

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Derivative liabilities	$—	$1,177	$—	$1,177

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

The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the nine months ended September 30, 2020 and 2019.

13.	REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options for the remaining three months of the year ending December 31, 2020, and annually for the years ending December 31 are as follows:

2020 (for the remaining three months of the year)	$15,885
2021	40,558
2022	13,511
Total future committed revenue	$69,954

14.	Related Party Transactions

During the three and nine months ended September 30, 2020 and 2019, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 vessels acquired in the Merger. For the three and nine months ended September 30, 2020 and 2019, the following transactions were recorded for these services:

•	For the three and nine months ended September 30, 2020, $1,955 and $5,823, respectively, and for the three and nine months ended September 30, 2019, $1,955 and $3,794, respectively, was incurred for technical management services, which is included in Vessel expenses in the condensed consolidated statements of operations and have been paid as of September 30, 2020.

•	For the three and nine months ended September 30, 2020, $499 and $1,866, respectively, and for the three and nine months ended September 30, 2019, $548 and $1,130, respectively, was incurred for commercial management services, which is included in Voyage expenses in the condensed consolidated statements of operations. As of September 30, 2020, $714 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

•	For the three and nine months ended September 30, 2020, $504 and $1,500, respectively, and for the three and nine months ended September 30, 2019, $503 and $1,022, respectively, was incurred for general management services, which is included in General and administrative expenses in the condensed consolidated statements of operations. As of September 30, 2020, $165 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

Working capital is advanced to CSM to procure both voyage and vessel costs. At September 30, 2020, the net funds advanced totaled $3,196, of which $6,288 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet (refer to Note 7 — Prepaid Expenses and Other Current Assets), and the $3,092 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet (refer to Note 8 — Accounts Payable and Accrued Expenses). At December 31, 2019, the net funds advanced totaled $4,748, of which $5,757 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet and the $1,009 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

At December 31, 2019, amounts received for activity that occurred prior to the Merger that are due to CSM total $46 and are included in Accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts were settled during the nine months ended September 30, 2020.

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

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	RSUs	Date Price
Outstanding at January 1, 2020	74,716	$14.03
Granted	47,156	12.08
Vested	(46,525)	13.58
Forfeited	(1,887)	13.70
Outstanding at September 30, 2020	73,460	$13.07

The following table summarizes certain information of the RSUs unvested and vested as of September 30, 2020:

Unvested RSUs			Vested RSUs
September 30, 2020			September 30, 2020
Weighted
	Weighted	Average		Weighted
	Average	Remaining		Average
Number of	Grant Date	Contractual	Number of	Grant Date
RSUs	Price	Life	RSUs	Price
73,460	$13.07	1.6	46,525	$13.58

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of September 30, 2020, unrecognized compensation cost of $591 related to RSUs will be recognized over a weighted-average period of 1.6 years. For the three and nine months ended September 30, 2020, the Company recognized $186 and $556, respectively, of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses.

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the nine months ended September 30, 2020 which were issued under the 2019 Plan:

		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2020	562,790	$13.44
Granted	175,151	12.41
Vested	(198,116)	13.51
Forfeited	(21,512)	13.70
Outstanding at September 30, 2020	518,313	$13.05

For the nine months ended September 30, 2020, 198,116 shares vested under the 2019 Plan. There were no shares that vested under the 2019 Plan during the year ended December 31, 2019. For the three and nine months ended September 30, 2020, the Company recognized $838 and $2,818, respectively, in nonvested stock amortization expense for the 2019 Plan restricted stock, which is included in General and administrative expenses.

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of September 30, 2020, unrecognized compensation cost of $3,525 related to nonvested stock will be recognized over a weighted-average period of 2.0 years.

Performance Awards — The Company granted performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements). The table below summarizes the Company’s nonvested performance awards for the nine months ended September 30, 2020 which were issued under the 2019 Plan:

Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2020	—	$—
Granted	133,305	12.60
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2020	133,305	$12.60

For the three and nine months ended September 30, 2020, the Company recognized $140 and $233, respectively, in nonvested stock amortization expense for the 2019 Plan performance awards, which is included in General and administrative expenses. As of September 30, 2020, unrecognized compensation cost of $1,446 related to nonvested stock will be recognized over a weighted-average period of 2.6 years.

The future compensation to be recognized for the aforementioned RSUs, restricted stock and performance awards as of September 30, 2020 is as follows:

2020 (for the remaining three months of the year)	$1,128
2021	2,939
2022	1,240
2023	255
Total	$5,562

16.	COMMITMENTS AND CONTINGENCIES

Commitments — In August and September 2020, the Company entered into contracts to install ballast water treatment systems on seven vessels with installation scheduled to occur in 2021. These contracts have a total estimated cost of $6,575, of which $6,097 remains unpaid as of September 30, 2020, with payments due as follows as:

2020 (for the remaining three months of the year)	$990
2021	5,107
Total	$6,097

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

Results for the Company’s revenue and loss from operations by segment for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Crude Tankers	Product Carriers	Total
Three Months Ended September 30, 2020
Total revenue	$42,293	$70,304	$112,597
Voyage expenses	(12,891)	(20,005)	(32,896)
Vessel expenses	(11,606)	(33,152)	(44,758)
Depreciation and amortization	(10,121)	(18,946)	(29,067)
General, administrative and management fees(1)	(1,873)	(5,812)	(7,685)
Income (loss) from operations	$5,802	$(7,611)	$(1,809)

Three Months Ended September 30, 2019
Voyage revenue	$46,222	$95,304	$141,526
Voyage expenses	(22,919)	(37,049)	(59,968)
Vessel expenses	(10,554)	(31,245)	(41,799)
Depreciation and amortization	(9,898)	(18,865)	(28,763)
Loss on sale of vessels	—	(18,344)	(18,344)
General and administrative expenses	(1,781)	(5,785)	(7,566)
Income (loss) from operations	$1,070	$(15,984)	$(14,914)

	Crude Tankers	Product Carriers	Total
Nine Months Ended September 30, 2020
Total revenue	$202,795	$303,080	$505,875
Voyage expenses	(55,900)	(101,026)	(156,926)
Vessel expenses	(35,490)	(92,542)	(128,032)
Depreciation and amortization	(30,041)	(56,557)	(86,598)
General, administrative and management fees(1)	(5,679)	(17,615)	(23,294)
Income from operations	$75,685	$35,340	$111,025

Nine Months Ended September 30, 2019
Voyage revenue	$133,105	$260,372	$393,477
Voyage expenses	(64,383)	(103,058)	(167,441)
Vessel expenses	(27,729)	(81,247)	(108,976)
Depreciation and amortization	(27,806)	(52,156)	(79,962)
Loss on sale of vessels	—	(18,344)	(18,344)
General and administrative expenses	(4,982)	(16,192)	(21,174)
Income (loss) from operations	$8,205	$(10,625)	$(2,420)

(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets are as follows:

	September 30, 2020	December 31, 2019
Crude Tankers	$868,142	$896,897
Product Carriers	1,187,453	1,225,235
Corporate unrestricted cash and cash equivalents	2,789	2,609
Other unallocated amounts	1,729	3,641
Consolidated total assets	$2,060,113	$2,128,382

18.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of September 30, 2020.

In October 2020, the Board of Directors approved selling the Atlantic Mirage, a 2009-built MR vessel. The Company reached an agreement to sell the Atlantic Mirage for $16.4 million in aggregate gross proceeds. Delivery of the Atlantic Mirage is expected to take place in the latter half of the fourth quarter of 2020, and the Company expects to record a loss of approximately $9.7 million on the sale of this vessel.

Other than as disclosed in this note and elsewhere in these condensed consolidated financial statements, there were no subsequent events that the Company believes require recognition or disclosure.

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

We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of September 30, 2020, through our wholly owned subsidiaries, we owned and operated 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

The COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the ongoing outbreak, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the outbreak, such as quarantines and travel restrictions. Such measures have, and will likely continue to, negatively affect the global economy. In addition, the COVID-19 pandemic has resulted in increased vessel expenses, primarily due to crewing related matters and logistical challenges for delivery of services and materials to vessels. The extent to which COVID-19 will materially impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.

Strategic Product Tanker Partnership

On June 15, 2020, the Company entered into an agreement with Dampskibsselskabet Norden A/S (“Norden”). During the term of this agreement, the Company and Norden have agreed to use commercially reasonable efforts to identify new projects in the product tanker industry that they may jointly pursue and develop. Pursuant to this agreement, Company has agreed to initially contribute 28 of its MR vessels to the Norient Product Pool (the “Pool”). This agreement will terminate upon the occurrence of certain events, including when the Company no longer has vessels operating in the Pool. As of September 30, 2020, 28 of the Company’s vessels are operating in the Pool.

The Merger

The Merger, as described in Note 3 — Merger Transaction in the unaudited condensed consolidated financial statements included herein, closed on March 27, 2019. Our condensed consolidated financial statements include operating results for the 25 vessels acquired for 187 days and 274 days during the nine months ended September 30, 2019 and 2020, respectively, in addition to the 41 vessels historically owned by us for the full period and the two vessels sold in September 2019.

New Credit Facilities and Refinancings

For a description of the Company’s credit agreements and refinancings, please see Note 9 — Long-Term Debt in the unaudited condensed consolidated financial statements included herein.

Vessel Dispositions

In August 2019, our Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. We reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, each for $16.0 million less a 1% broker commission payable to a third party. In September 2019, we completed the sale of the Atlantic Aquarius and Atlantic Leo.

Share Repurchase Program

On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year. We may repurchase these shares in the open market or in privately negotiated transactions, at times and prices that we consider to be appropriate. As of September 30, 2020, we repurchased 137,289 shares for a total of $1.4 million under the share repurchase program, with all repurchases having been effected in the three months ended March 31, 2020.

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

Some of the key factors that have affected our business, financial condition, results of operations and cash flows, and may in the future affect our business, financial condition, results of operations and cash flows, include the following:

•	levels of oil product demand and inventories;

•	supply and demand for crude oil and oil products;

•	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;

•	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;

•	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;

•	the level of debt and the related interest expense and amortization of principal;

•	access to debt and equity and the cost of capital required to acquire additional vessels;

•	supply and order-book of tanker vessels;

•	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;

•	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;

•	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;

•	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;

•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);

•	the effective and efficient technical management of the vessels;

•	the costs associated with upcoming drydocking of vessels;

•	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;

•	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;

•	the prevailing spot market rates and the number of vessels operating in the spot market;

•	changes in laws, treaties or regulations applicable to the Company, including regulations relating to environmental compliance; and

•	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following tables represent the operating data for the three and nine months ended September 30, 2020 and 2019 on a consolidated basis.

	For the Three Months Ended September 30,
	2020	2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$69,098	$120,954	$(51,856)	(42.9)%
Time charter revenue	20,408	20,572	(164)	(0.8)%
Pool revenue	23,091	—	23,091	—
Total revenue	112,597	141,526	(28,929)	(20.4)%

Operating expenses:
Voyage expenses	32,896	59,968	(27,072)	(45.1)%
Vessel expenses	44,758	41,799	2,959	7.1%
Depreciation and amortization expense	29,067	28,763	304	1.1%
Loss on sale of vessels	—	18,344	(18,344)	(100.0)%
General and administrative expenses	7,685	7,566	119	1.6%
Total operating expenses	114,406	156,440	(42,034)	(26.9)%
Operating income	(1,809)	(14,914)	13,105	(87.9)%
Other (expense) income:
Total other expense — Net	(7,016)	(12,529)	5,513	(44.0)%
Net loss	(8,825)	(27,443)	18,618	(67.8)%
Less: Net income (loss) attributable to noncontrolling interest	839	(1,548)	2,387	(154.2)%
Net loss attributable to Diamond S Shipping Inc.	$(9,664)	$(25,895)	$16,231	(62.7)%

Net loss per share – basic	$(0.24)	$(0.65)	$0.41	(63.1)%
Net loss per share – diluted	$(0.24)	$(0.65)	$0.41	(63.1)%
Weighted average common shares outstanding – basic	39,918,427	39,890,698	27,729	0.1%
Weighted average common shares outstanding – diluted	39,918,427	39,890,698	27,729	0.1%

	For the Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$419,169	$348,747	$70,422	20.2%
Time charter revenue	63,296	44,730	18,566	41.5%
Pool revenue	23,410	—	23,410	—
Total revenue	505,875	393,477	112,398	28.6%

Operating expenses:
Voyage expenses	156,926	167,441	(10,515)	(6.3)%
Vessel expenses	128,032	108,976	19,056	17.5%
Depreciation and amortization expense	86,598	79,962	6,636	8.3%
Loss on sale of vessels	—	18,344	(18,344)	(100.0)%
General and administrative expenses	23,294	21,174	2,120	10.0%
Total operating expenses	394,850	395,897	(1,047)	(0.3)%
Operating income	111,025	(2,420)	113,445	(4,687.8)%
Other (expense) income:
Total other expense — Net	(27,767)	(34,420)	6,653	(19.3)%
Net income (loss)	83,258	(36,840)	120,098	(326.0)%
Less: Net income attributable to noncontrolling interest	2,166	(1,416)	3,582	(253.0)%
Net income (loss) attributable to Diamond S Shipping Inc.	$81,092	$(35,424)	$116,516	(328.9)%

Net earnings (loss) per share – basic	$2.03	$(0.99)	$3.02	(305.1)%
Net earnings (loss) per share – diluted	$2.02	$(0.99)	$3.01	(304.0)%

Weighted average common shares outstanding – basic	39,879,976	35,835,477	4,044,499	11.3%
Weighted average common shares outstanding – diluted	40,106,157	35,835,477	4,270,680	11.9%

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Total revenue

Total revenue decreased by $28.9 million to $112.6 million during the three months ended September 30, 2020 as compared to $141.5 million for the three months ended September 30, 2019. The $28.9 million decrease was principally due to weaker market conditions in the product tanker segment. The global consumption of petroleum products has experienced considerable demand destruction as a result of the global pandemic. In addition, the unwinding of the floating storage cycle effectively increased the supply of available ships. These negative trends were partially offset by a solid start to the quarter in the crude carrier segment as a result of a carryover of strong rates from the first half of 2020.

Voyage Expenses

Voyage expenses primarily consist of bunkers, port expenses, canal dues and commissions. Commissions were paid to shipbrokers for negotiating and arranging charter party agreements on the Company’s behalf. Voyage expenses incurred during time charters and while vessels are operating in pools are paid for by the charterer and pool, respectively, except for commissions to the initial brokers, which were paid for by the Company. Voyage expenses incurred during voyage charters were paid for by the Company.

Voyage expenses decreased by $27.1 million to $32.9 million during the three months ended September 30, 2020 as compared to $60.0 million for the three months ended September 30, 2019. The $27.1 million decrease in voyage expenses was driven by a reduction in bunker and port costs incurred as a result of entering 28 vessels in the Pool as of September 30, 2020, with 23 of the vessels having entered the Pool during the three months ended September 30, 2020.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses increased by $3.0 million to $44.8 million during the three months ended September 30, 2020 as compared to $41.8 million for the three months ended September 30, 2019. The $3.0 million increase in vessel expenses is primarily due to additional expenses incurred for crew bonuses, increased costs of crew reliefs, testing, quarantine and logistics for delivery of services and materials to the vessels as a result of the global pandemic.

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

Depreciation and amortization expense increased by $0.3 million to $29.1 million during the nine months ended September 30, 2020 as compared to $28.8 million during the three months ended September 30, 2019. This increase is due to vessel additions primarily related the scrubber and ballast water treatment projects, offset by the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the three months ended September 30, 2020 and 2019, general and administrative expenses were $7.7 million and $7.6 million, respectively. The general and administrative expenses remained relatively flat as the Company has had similar onshore infrastructure in place during both quarters.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $7.0 million for the three months ended September 30, 2020 compared to $12.5 million for the three months ended September 30, 2019. The decrease of $5.5 million was primarily driven by a $160 million decrease in the average debt balance in the two comparative periods, coupled with a decrease in the effective interest rate.

Net Income (Loss) Attributable to Noncontrolling Interest

The net income (loss) attributable to noncontrolling interest was net income of $0.8 million for the three months ended September 30, 2020 compared to a net loss of $1.5 million for the three months ended September 30, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net income of $2.3 million was mainly attributable to fixing these two Suezmax vessels on three-year time charter contracts, which began in the latter half of 2019, coupled with these two vessels having 132 off-hire days during the three months ended September 30, 2019 for the installation of their scrubbers.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Total revenue

Total revenue increased by $112.4 million to $505.9 million during the nine months ended September 30, 2020 as compared to $393.5 million for the nine months ended September 30, 2019. The $112.4 million increase was principally driven by a 13.4% increase in total revenue days due to an additional 2,092 revenue days during the nine months ended September 30, 2020, primarily due to the Merger coupled with stronger prevailing market conditions in both the crude tanker and product carrier segments during that period, when compared with the market conditions during the nine months ended September 30, 2019.

Voyage Expenses

Voyage expenses decreased by $10.5 million to $156.9 million during the nine months ended September 30, 2020 as compared to $167.4 million for the nine months ended September 30, 2019. The $10.5 million decrease in voyage expenses was predominantly driven by a reduction in bunker and port costs incurred as a result of operating 28 vessels in the Pool as of September 30, 2020, with 23 of the vessels entered into the Pool during the three months ended September 30, 2020.

Vessel Expenses

Vessel expenses increased by $19.0 million to $128.0 million during the nine months ended September 30, 2020 as compared to $108.0 million for the nine months ended September 30, 2019. The $19.0 million increase in vessel expenses was driven by a 10.4% increase in vessel operating days, which consists of an increase in 2,175 vessel operating days due to the Merger and a decrease in 513 days as a result of the sale of the Atlantic Aquarius and Atlantic Leo, and additional expenses incurred for crew bonuses, increased costs of crew reliefs, testing, quarantine and logistics for delivery of services and materials to the vessels as a result of the global pandemic.

Vessel Depreciation and Amortization Expense

Depreciation and amortization expense increased by $6.6 million to $86.6 million during the nine months ended September 30, 2020 as compared to $80.0 million during the nine months ended September 30, 2019. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for 2,175 vessel operating days in the nine months ended September 30, 2020 coupled with vessel additions primarily related to the scrubber and ballast water treatment projects, and offset by the decrease in the depreciation and amortization expense related to the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

Loss on Sale of Vessels

The $18.3 million loss on sale of vessels during the nine months ended September 30, 2019 is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses

For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $23.3 million and $21.2 million, respectively. The $2.1 million increase was primarily due to costs incurred in the first quarter of 2020 when compared to the first quarter of 2019 that were attributable to stock-based compensation costs, legal fees in connection with the annual filings and an increase in headcount to maintain the infrastructure of a public company and to manage a larger fleet employed in the spot market.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $27.8 million for the nine months ended September 30, 2020 compared to $34.4 million for the nine months ended September 30, 2019. The decrease of $6.6 million was primarily driven by a $28 million decrease in the average debt balance in the two comparative periods, coupled with a decrease in the effective interest rate.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was net income of $2.2 million for the nine months ended September 30, 2020 compared to a net loss of $1.4 million for the nine months ended September 30, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net income of $3.6 million was mainly attributable to fixing these two Suezmax vessels on three-year time charter contracts, which began in the latter half of 2019, coupled with these two vessels having 132 off-hire days during the three months ended September 30, 2019 for the installation of their scrubbers.

Liquidity and Capital Resources

As of September 30, 2020 and December 31, 2019, total cash, cash equivalents and restricted cash were $120.3 million and $89.2 million, including restricted cash of $6.0 million and $5.6 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had $60.0 million and $15.0 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

On December 27, 2019, we refinanced (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility with the proceeds of the $525 Million Facility.

At September 30, 2020, the Company was in compliance with all financial covenants under each of its credit facilities.

Passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.

Among other capital expenditures, in connection with the International Maritime Organization’s new limits for sulfur oxide emissions effective January 1, 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. As of September 30, 2020, four of these scrubbers have been installed, with one remaining to be installed. The total aggregate capital expenditures for these five scrubbers is approximately $16.8 million, of which $14.9 million has been paid as of September 30, 2020. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.

We entered into contracts to install ballast water treatment systems on 22 of our vessels for a total estimated cost of $23.5 million, of which 12 systems have been installed and $14.0 million has been paid as of September 30, 2020. Seven of these contracts were signed during the third quarter of 2020.

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

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Nine Months Ended September 30,
	2020	2019
Net Cash Provided by Operating Activities	$193.9	$41.9
Net Cash Used in Investing Activities	(12.0)	(291.1)
Net Cash (Used in) Provided by Financing Activities	(150.8)	242.1

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 and 2019 was $193.9 million and $41.9 million, respectively. The increase of $152.0 million was mainly attributable to more revenue days and higher charter rates that increased our revenues and overall net income by $120.1 million for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019, and an increase of $40.0 million in cash provided by the changes in assets and liabilities for the comparative periods.

Net Cash Used in Investing Activities

Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the nine months ended September 30, 2020 and 2019 was $12.0 million and $291.1 million, respectively. The $12.0 million net cash used by investing activities during the nine months ended September 30, 2020 was for additions to vessels and other property, while the $291.1 million net cash used by investing activities during the nine months ended September 30, 2019 included the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, $18.9 million paid in transaction costs, and $11.2 million paid for additions to vessels and other property, offset by cash proceeds of $31.8 million provided by the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.

Net Cash (Used in) Provided by Financing Activities

Net cash (used in) provided by financing activities during the nine months ended September 30, 2020 and 2019 was ($150.8) million and $242.1 million, respectively. The change in cash (used in) provided by financing activities was due to the financing activities that we engaged in during the two comparable periods. During the nine months ended September 30, 2020, the main outflows of cash for financing activities consisted of debt payments of $145.8 million, a $2.2 million distribution to the noncontrolling interest in the NT Suez Holdco LLC entity, and paying $1.4 million to repurchase shares under the share repurchase program. During the nine months ended September 30, 2019 we had borrowings under the $360 Million Facility, consisting of $300 million of the term loan and $55 million of the revolver drawn, which were offset by $26.4 million repaid on lines of credit that were cancelled in connection with the Merger, $86.6 million in term loan repayments and $7.1 million in deferred financing costs paid in connection with the $360 Million Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

The following table summarizes the Company’s long-term contractual obligations as of September 30, 2020 (in thousands of U.S. dollars).

	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$748,518	$33,597	$307,421	$407,500	$—
Interest Obligations(1)	53,059	5,290	32,136	15,633	—
Capital Obligations (scrubbers and ballast water treatment systems)	13,559	1,740	11,819	—	—
Lease Obligations	6,387	137	1,909	2,401	1,940
Total:	$821,523	$40,764	$353,285	$425,534	$1,940

(1) Interest has been estimated based on the LIBOR forward rates and the prescribed margin for each of our facilities. Refer to Note 9 — Long-Term Debt of our unaudited condensed consolidated financial statements contained herein.

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

Revenue Recognition

During the three and nine months ended September 30, 2020 and 2019, revenues were generated from fixed rate time charters, spot market voyage charters, spot market-related time charters and pools.

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

For the three and nine months ended September 30, 2020 and 2019, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

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

From time to time, the Company enters into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of September 30, 2020, 26.3% of the debt was fixed due to the interest rate swap agreements, and 73.7% was variable. Based on the Company’s September 30, 2020 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $5.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, the COVID-19 pandemic has primarily affected the Company’s operations in the following ways, which may result in loss of revenue days and/or increase in vessel operating expenses:

•	the Company’s ability to arrange, in a timely manner, crew reliefs, Flag and Class Surveys, delivery of spares and stores, and requested inspections of vessels, has been made more difficult by the effects of COVID-19;
•	it has become more difficult for the Company to obtain the services required by our vessels;
•	the Company is now required to comply with the requirements of port states with respect to procedures for the prevention of community spread of COVID-19; and
•	the Company has needed to implement precautions to prevent any exposure of our ships’ crews to COVID-19 when calling at ports and/or places affected by the virus.

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

The extent to which COVID-19 will materially impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, among others. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.

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

DIAMOND S SHIPPING INC.

Date:	November 16, 2020	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 16, 2020	By:	/s/ Kevin M. Kilcullen
Kevin M. Kilcullen
Chief Financial Officer
(Principal Financial Officer)