Form 10-K
period 2020-12-31
Diamond S Shipping Inc.
filed 2021-03-16
CIK 1761940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020;
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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224,302,831 based on the closing price on the New York Stock Exchange on such date.
As of March 12, 2021, there were 40,439,674 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held in 2021 (the “2021 Proxy Statement”), which definitive proxy statement shall be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements may appear throughout this report, including without limitation, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are often identified by future or conditional words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “might,” “pending,” “plan,” “possible,” “potential,” “predict,” “project,” “seeks,” “should,” “targets,” “will,” “would,” or by variations of such words or by similar expressions. There can be no assurance that such forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that could cause our actual results or conditions to differ materially from those expressed or implied by such forward-looking statements.
The forward-looking statements in this report are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties. Although we believe that these assumptions were reasonable when made, because these assumptions are inherently subject to significant uncertainties and contingencies that are difficult or impossible to predict and are beyond our control, we cannot assure you that we will achieve or accomplish these expectations, beliefs or projections.
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

Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions or expectations proves to be inaccurate or is not realized. You should thoroughly read this report with the understanding that our actual future results may be materially different from and worse than what we expect. Other sections of this report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the forward-looking statements by these cautionary statements.
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
Company Overview
We provide seaborne transportation of crude oil, refined petroleum and other products in the international shipping markets. As of March 12, 2021, our operating fleet consisted of 64 vessels with an aggregate carrying capacity of approximately five million dwt. Our vessel operations are composed of two segments: crude tankers, which consists of 13 Suezmax vessels and one Aframax vessel, and product tankers, which consists of 50 medium range (“MR”) vessels.
We are one of the largest publicly listed owners and operators of crude and product tankers in the world. The average age of our overall fleet is approximately 10.4 years weighted by dwt and ownership for the calendar year 2021. Our MR fleet has an average age of approximately 12.5 years, which is approximately equal to the global MR fleet average age. Our Suezmax fleet has an average age of approximately 8.0 years, taking into account two vessel sales delivered to the purchaser in January and February 2021, which compares favorably to the industry average Suezmax age of approximately 10.3 years.
Our full fleet of 64 vessels is active in the market and earning revenue. Our customers primarily include large, well-established charterers, which include fully integrated oil companies (oil majors), smaller oil companies (refiners), oil traders, large oil distributors, governments and national oil companies, and storage facility operators.
We pursue a chartering strategy that seeks an optimal mix of employment of our vessels. We currently operate our vessels in both spot and time charter markets, with approximately 9% of our fleet on time charters with average remaining charter term of 0.8 years as of January 2021. We believe that, in current market conditions, employing our fleet on a mix of spot and short-term time charters (which we define as time charters with an initial term of one year or less) positions us favorably to generate attractive returns and to benefit from rising charter rates.
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
Optimize Fleet Mix
As a leading owner and operator of tanker vessels with significant scale in the two largest liquid bulk markets, crude oil and petroleum products, we seek to maintain a continued presence in both markets, which we believe has a number of benefits. Our presence in the product tanker sector provides us with a lower-beta cash flow stream which leverages our low-cost structure, enabling us to maintain optionality as the global seaborne trade mix evolves over time. Our participation in the crude tanker sector, where charter rates have historically experienced substantial volatility, provides us with the opportunity to realize potential uncapped rate upside. The dual market tanker platform allows us to opportunistically take advantage of attractive vessel supply/demand dynamics as they arise in either market.
Spot Focused Vessel Employment
We believe spot and short-term time charter operations generate superior returns over time relative to a long duration time charter strategy. We intend to position the majority of our vessels to continue to compete in the spot market. However, we intend to actively manage the fleet given the prevailing market environment. When freight rates are nearing historical peaks, we may take on additional time charter cover.
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

Recent Developments and Other Developments
Strategic Product Tanker Partnership
On June 15, 2020, we entered into an agreement with Dampskibsselskabet Norden A/S (“Norden”). During the term of this agreement, Norden and we have agreed to use commercially reasonable efforts to identify new projects in the product tanker industry that they may jointly pursue and develop. Pursuant to this agreement, we have agreed to initially contribute 28 of our MR vessels to the Norient Product Pool (the “Pool”). This agreement will terminate upon the occurrence of certain events, including when we no longer have vessels operating in the Pool. As of December 31, 2020, 28 of our vessels are operating in the Pool.
Share Repurchase Program
On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year, which has now expired. Shares we repurchased under this program could have been purchased in the open market or in privately negotiated transactions, at times and prices that we considered to be appropriate. Under the share repurchase program, we repurchased 137,289 shares for a total of $1.4 million.
Our Operating Fleet
The table below summarizes key information as of March 12, 2021 about the vessels in our fleet, including their employment either on time charters or in the spot market.
Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
PRODUCT TANKERS(1)
Active	2015	Samsung (Ningbo)	50,136	Spot
Adriatic Wave	2009	STX	51,549	Spot (Pool)
Aegean Wave	2009	STX	51,510	Spot (Pool)
Agisilaos	2006	Hyundai Mipo	36,760	Spot
Aiolos	2007	Hyundai Mipo	36,725	Spot
Akeraios	2007	Hyundai Mipo	47,781	Spot
Aktoras	2006	Hyundai Mipo	36,759	Spot
Alexandros II	2008	STX	51,258	Spot
Alkiviadis	2006	Hyundai Mipo	36,721	Spot
Alpine Madeleine	2008	Hyundai Mipo	49,999	Spot (Pool)
Alpine Mathilde	2008	Hyundai Mipo	49,999	Spot (Pool)
Alpine Maya	2010	STX	51,501	Spot (Pool)
Alpine Melina	2010	STX	51,483	Spot (Pool)
Alpine Mia	2008	Hyundai Mipo	49,999	Spot (Pool)
Alpine Moment	2009	Hyundai Mipo	49,999	Spot (Pool)
Alpine Mystery	2009	Hyundai Mipo	49,999	Spot (Pool)
Amadeus	2015	Samsung (Ningbo)	50,108	Spot
Amor	2015	Samsung (Ningbo)	49,999	Spot
Anemos I	2007	Hyundai Mipo	47,782	Spot
Anikitos	2016	Samsung (Ningbo)	50,082	Time	December 2021
Apostolos	2007	Hyundai Mipo	47,782	Spot
Arionas	2006	Hyundai Mipo	36,725	Spot
Aris II	2008	STX	51,218	Spot

Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
Aristotelis II	2008	STX	51,226	Time	July 2021
Assos	2006	Hyundai Mipo	47,872	Spot
Atlantas II	2006	Hyundai Mipo	36,760	Spot
Atlantic Breeze	2007	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Frontier	2007	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Gemini	2008	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Grace	2008	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Lily	2008	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Mirage	2009	STX	51,476	Spot (Pool)
Atlantic Muse	2009	STX	51,498	Spot (Pool)
Atlantic Olive	2008	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Pisces	2009	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Polaris	2009	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Rose	2008	Hyundai Mipo	49,999	Time	May 2021
Atlantic Star	2008	Hyundai Mipo	49,999	Spot (Pool)
Atlantic Titan	2008	Hyundai Mipo	49,999	Spot (Pool)
Atrotos	2007	Hyundai Mipo	47,786	Spot
Avax	2007	Hyundai Mipo	47,834	Time	July 2021
Axios	2007	Hyundai Mipo	47,872	Spot
Ayrton II	2009	STX	51,260	Time	July 2021
Citron	2007	Hyundai Mipo	49,999	Spot (Pool)
Citrus	2008	Hyundai Mipo	49,995	Spot (Pool)
High Jupiter	2008	STX	51,603	Spot (Pool)
High Mars	2008	STX	51,542	Spot (Pool)
High Mercury	2008	STX	51,501	Spot (Pool)
High Saturn	2008	STX	51,527	Spot (Pool)
Pacific Jewel	2009	Iwagi Zosen	48,012	Spot (Pool)
CRUDE TANKERS
Aristaios	2017	Daehan	113,689	Time	December 2021
Brazos	2012	Samsung	158,537	Spot
Colorado	2012	Samsung	158,615	Spot
Frio	2012	Hyundai Heavy	159,000	Spot
Miltiadis M II	2006	Daewoo Shipbuilding	162,397	Spot
Pecos	2012	Samsung	158,465	Spot
Red	2012	Hyundai Heavy	159,068	Spot
Rio Grande	2012	Hyundai Heavy	159,056	Spot
Sabine	2012	Samsung	158,493	Spot
San Jacinto	2016	Hyundai Heavy	158,658	Spot
San Saba	2012	Hyundai Heavy	159,018	Spot
Trinity	2016	Hyundai Heavy	158,734	Spot

Vessel	Year Built	Shipyard	Capacity (DWT)	Employment Time/Spot	Charter Firm End
JOINT VENTURE VESSELS(2)
Loire	2016	New Times	157,463	Time	September 2022
Namsen	2016	New Times	157,543	Time	September 2022
Total: 64 Vessels			4,602,362

(1)
We sold the M/T Aias and M/T Amoureux in January 2021 and February 2021, respectively.

(2)
We own 51% of the entity (NT Suez Holdco LLC) that owns these two crude tankers.

Average Contracted Daily Time Charter Rates
The following table summarizes the percentage of contracted revenue days to total revenue days for our fleet in each of the calendar years ended December 31, 2020 and 2019, respectively, with the related average daily contracted gross charter rate in each of the respective periods:
Fiscal Year Ended	% of Available Days Contracted	Average Contracted Base Rate Per Day
December 31, 2020	18.3%	$16,501
December 31, 2019	23.7%	$16,132
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
Spot Market
Spot market charters, including voyage charters, are generally contracts to carry a specific cargo from a load port to a discharge port for an agreed freight per ton of cargo or a specified total amount. Under spot market voyage charters, the Company pays voyage expenses such as port, canal and bunker costs. Spot charter rates are volatile and fluctuate on a seasonal and year-to-year basis. Fluctuations derive from imbalances in the availability of cargoes for shipment and the number of vessels available at any given time to transport these cargoes. Vessels operating in the spot market generate revenue that is less predictable, but may enable us to capture increased profit margins during periods of improvements in tanker rates. We also consider short-term time charters and participation in commercial pools as an extension of our spot market activities.
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
Our Vessel Managers
Diamond Anglo Ship Management Pte. Ltd. (“DASM”), our joint venture over which we have management control, and three third-party ship managers, Anglo-Eastern Shipmanagement (Singapore) Pte. Ltd. (“AESM”), Executive Ship Management (Singapore) (“ESM”) and Fleet Management Limited (Hong Kong) (“FML”), provide the Company with technical services with respect to the vessels historically owned by DSS LP. As of December 31, 2020, DASM provided these services to 33 of our vessels, and AESM, ESM and FML provided services to a combined total of eight of our vessels. Technical management services primarily include vessel operation, maintenance and crewing services for the vessels in our fleet and the related office, accounting, legal and insurance services. DASM operates under a safety management system in compliance with the IMO’s International Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”) and certified by Det Norske Veritas (DNV) Re. DASM’s management systems also comply with the Quality Standard ISO 9001, the Environmental Management Standard ISO 14001, and the Occupational Health & Safety Management System 18001.
Capital Ship Management Corp. (“CSM”), a related party of ours, provides various services to our vessels that were originally contributed by CPLP. As of December 31, 2020, CSM provided the various services to 25 of our vessels. Pursuant to the management and services agreement (the “Management and Services Agreement”, and together with the related technical and commercial management services agreements that we entered into with CSM, the “Management Agreements”) we receive technical management services, commercial management services of the vessels, vessel maintenance and crewing, purchasing, insurance and drydock supervision. CSM operates under a safety management system in compliance with the IMO’s ISM Code and certified by Lloyd’s Register. CSM’s management systems also comply with the Quality Standard ISO 9001, the Environmental Management Standard ISO 14001, the Occupational Health & Safety Management System 18001 and the Energy Management Standard 50001, all of which are certified by Lloyd’s. CSM has furthermore implemented an “Integrated Management System Approach” verified by Lloyd’s. CSM also adopted “Business Continuity Management” principles in cooperation with Lloyd’s.
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
Human Capital
As of December 31, 2020, we had approximately 1,465 seafarers employed on our fleet and we employed 36 individuals and retained 5 consultants who provide shore-based services for the Company. Four of these shore-based individuals are employed as our executive officers. Our seafarers are subject to various collective bargaining agreements. None of our shore-based employees are represented by a labor union, or are subject to any collective bargaining agreements. Additionally, our 51% owned joint venture,

Diamond Anglo Ship Management Pte. Ltd. (“DASM”), which we consolidate as we are the primary beneficiary, employed 42 shore-based individuals as of December 31, 2020.
We recognize that the success of our Company is dependent upon the talents and dedication of our staff, and we are committed to investing in their success. We focus on attracting, developing and retaining a team of highly talented and motivated individuals. We conduct periodic assessments of our pay and benefit practices to help ensure that staff members are compensated fairly and competitively. The Company provides competitive compensation and benefits. In addition to salaries for our shore-based employees, our compensation programs typically include annual bonuses, stock-based compensation awards, company-sponsored retirement savings plans with employer matching opportunities, healthcare and insurance benefits, flexible spending accounts, life insurance, paid time off, family leave, and employee assistance programs.
The health and safety of our staff is of paramount importance to us. With the onset of the COVID-19 pandemic in early 2020, we immediately responded by prioritizing the safety and well-being of our staff by implementing through our managers several changes to enhance COVID-19 safety and mitigate related health risks on our vessels. For the Company’s non-vessel locations and operations, we implemented various health and safety measures including COVID-19 case tracking and quarantining where and when necessary, daily temperature checks, protective equipment, regular office sanitization, widely distributing hand-sanitizer, reconfiguration of workstations to allow for appropriate distancing, and implementing remote work policies, among other things.
We support meaningful learning and development opportunities. We have formal and informal training programs available and offer reimbursement for qualified workshops, conferences, forums and classes.
By honoring the dignity of each person, we foster a culture of inclusion where everyone is welcome. We do this by embracing diverse voices and experiences, supporting programs and resources that build an authentic and respectful workplace, and providing fair and equitable opportunities for each person to contribute meaningfully. We believe that everyone should feel confident in bringing their authentic selves to work as we believe our workforce needs to be diverse, which, in turn, enables us to innovate, collaborate and better deliver to our customers.
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
We have derived, and may continue to derive, a significant portion of our revenues from a limited number of customers. However, for the year ended December 31, 2020, there were no charterers that accounted for greater than 10% of our revenue. Our top five customers accounted for approximately 40.1% of our total revenue for the year ended December 31, 2020.
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
Traditionally there have been relatively few large players in the oil trading business and the industry is continuously consolidating. The so-called “oil majors companies,” such as BP p.l.c., Chevron Corporation,

ExxonMobil Corporation, Royal Dutch Shell plc, Statoil ASA, and Total S.A., together with a few smaller companies, represent a significant percentage of the production, trading and, especially, shipping logistics (terminals) of crude and refined products worldwide. Concerns for the environment, health and safety have led the oil majors to develop and implement a strict due diligence process when selecting their commercial partners. This vetting process has evolved into a sophisticated and comprehensive risk assessment of both the vessel operator and the vessel.
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
United States Federal Income Tax Considerations
In the opinion of Seward & Kissel LLP, our United States tax counsel, the following are the material United States federal income tax consequences to us of our activities and to United States Holders and to Non-United States Holders (each as defined below) of our common stock. The following discussion of United States federal income tax matters is based on the Internal Revenue Code of 1986, as amended, or the Code, judicial decisions, administrative pronouncements, and existing and proposed regulations issued by the

United States Department of the Treasury, all of which are subject to change, possibly with retroactive effect. In addition, the discussion below is based, in part, on the description of our business as described in “Item 1. Business” in this Annual Report and assumes that we conduct our business as described in that section.
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
For the 2020 taxable year, we believe that we satisfy the Publicly-Traded Test, as discussed in more detail below. We do not currently anticipate a circumstance under which we would be able to satisfy the 50% Ownership Test or the CFC Test.

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
Based on the ownership and trading of our stock in 2020, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2020. Even if we do qualify for the Section 883 exemption in 2020, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.
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

The Company did not have any vessel sailing to or from the United States on a regularly scheduled basis during its 2020 taxable year. The Company does not intend to have, or permit circumstances that would result in having, any such vessels in future taxable years, but there can be no assurances that this will be the case. Based on the foregoing and on the expected mode of the Company’s shipping operations and other activities, the Company believes that none of its United States source shipping income will be “effectively connected” with the conduct of a United States trade or business for its 2020 taxable year or any future taxable year.
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
Environmental and Other Regulations in the Shipping Industry
Government regulation and laws significantly affect the ownership and operation of our fleet. We are subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which our vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.
A variety of government, quasi-governmental and private entities subject our vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (applicable national authorities such as the United States Coast Guard (“USCG”), harbor masters or equivalent entities, classification societies, relevant flag state administrations (countries of registry), and charterers, particularly terminal operators. Certain of these entities require us to obtain permits, licenses, certificates and other authorizations for the operation of our vessels. Our failure to maintain necessary permits, or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our vessels
Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards. We are required to maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with applicable United States and international regulations. We believe that the operation of our vessels is in substantial compliance with applicable environmental laws and regulations and that our vessels have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations. However, because such laws and regulations frequently change and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of our vessels. In addition, a future serious marine incident that causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect our profitability.
Our technical managers also operate in compliance with the relevant ISO standards and in accordance with the ISM Code and maintain the documents of compliance to manage tankers. The Company’s technical managers have obtained the ISO 9001 (quality management systems), ISO 14001 (environmental management systems) and ISO 18001 certifications (occupational health and safety management systems) in accordance with the standards of the ISO.
International Maritime Organization
The International Maritime Organization, the United Nations agency for maritime safety and the prevention of pollution by vessels (the “IMO”), has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 (“SOLAS Convention”), and the International Convention on Load Lines of 1966 (the “LL Convention”). MARPOL establishes environmental standards relating to oil leakage or spilling, garbage management, sewage, air emissions, handling and disposal of noxious liquids and the handling of harmful substances in packaged forms. MARPOL is applicable to drybulk, tanker and LNG carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution: Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk in liquid or in packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI, lastly, relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997; new emissions standards, titled IMO-2020, took effect on January 1, 2020.
In 2012, the IMO’s Marine Environmental Protection Committee (the “MEPC”) adopted a resolution amending the International Code for the Construction and Equipment of Ships Carrying Dangerous Chemicals in Bulk (the “IBC Code”). The provisions of the IBC Code are mandatory under MARPOL and the SOLAS Convention. These amendments, which entered into force in June 2014 and took effect on January 1, 2021, pertain to revised international certificates of fitness for the carriage of dangerous chemicals in bulk and identifying new products that fall under the IBC Code. We may need to make certain financial expenditures to comply with these amendments.
In 2013, the MEPC adopted a resolution amending MARPOL Annex I Condition Assessment Scheme (“CAS”). These amendments became effective on October 1, 2014, and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or “ESP Code,” which provides for enhanced inspection programs. We may need to make certain financial expenditures to comply with these amendments.
Air Emissions
In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of “ozone depleting substances” (such as certain halons and chlorofluorocarbons), emissions of volatile compounds from cargo tanks and the shipboard incineration of specific substances. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions, as explained below. Emissions of “volatile organic compounds” from certain vessels, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls, or “PCBs”) are also prohibited. We believe that all our vessels are currently compliant in all material respects with these regulations.
The MEPC adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used on board ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs.
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
Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (“NOx”) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.
As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMPS”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. Additionally, MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEDI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.
Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. MEPC 75 also approved draft amendments to MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. The draft amendments introduced at MEPC 75 may be adopted at the MEPC 76 session, to be held during 2021.
We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect the Company’s business, results of operations, cash flows and financial condition.
Safety Management System Requirements
The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills. The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that all of our vessels are in substantial compliance with the relevant sections SOLAS and LLMC standards.
Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management systems that have been developed by our technical managers for our vessels for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.
The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code, which our technical managers have obtained.
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

Our technical managers have obtained applicable documents of compliance for their offices and safety management certificates for all of our vessels to the extent required by the IMO. The documents of compliance and safety management certificates are renewed as required.
Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012, with July 1, 2016 set for application to new oil tankers and bulk carriers. The SOLAS Convention regulation II- 1/3-10 on goal-based ship construction standards for bulk carriers and oil tankers, which entered into force on January 1, 2012, requires that all oil tankers and bulk carriers of 150 meters in length and above, for which the building contract is placed on or after July 1, 2016, satisfy applicable structural requirements conforming to the functional requirements of the International Goal-based Ship Construction Standards for Bulk Carriers and Oil Tankers (“GBS Standards”).
Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments which took effect on January 1, 2020 also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas.
The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate. Flag states that have ratified SOLAS and STCW generally employ the classification societies, which have incorporated SOLAS and STCW requirements into their class rules, to undertake surveys to confirm compliance.
The IMO’s Maritime Safety Committee and MEPC, respectively, each adopted relevant parts of the International Code for Ships Operating in Polar Water (the “Polar Code”). The Polar Code, which entered into force on January 1, 2017, covers design, construction, equipment, operational, training, search and rescue as well as environmental protection matters relevant to ships operating in the waters surrounding the two poles. It also includes mandatory measures regarding safety and pollution prevention as well as recommendatory provisions. The Polar Code applies to new ships constructed after January 1, 2017, and after January 1, 2018, ships constructed before January 1, 2017 are required to meet the relevant requirements by the earlier of their first intermediate or renewal survey.
Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of such regulations is hard to predict at this time.
Pollution Control and Liability Requirements
The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 8, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (“IOPP”) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments are expected to enter into force on June 1, 2022.
Once mid-ocean exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements.
The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable, for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability, expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We believe that our protection and indemnity insurance will cover the liability under the plan adopted by the IMO for environmental incidents. P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.
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
Compliance Enforcement
Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and EU authorities have indicated that vessels not in compliance with the ISM Code by the applicable deadlines will be prohibited from trading in U.S. and EU ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.
U.S. Regulations
The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act
The U.S. Oil Pollution Act of 1990 (“OPA”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’s territorial sea and its 200 nautical mile exclusive economic zone around the U.S. The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) which applies to the discharge of hazardous substances other than oil, except in limited circumstances, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact the Company’s operations.
Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels, including bunkers (fuel). OPA defines these other damages broadly to include:
(i)
injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

(ii)
injury to, or economic losses resulting from, the destruction of real and personal property;

(iii)
loss of subsistence use of natural resources that are injured, destroyed or lost;

(iv)
net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

(v)
lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

(vi)
net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective November 12, 2019, the USCG adjusted the limits of OPA liability for a tank vessel, other than a single-hull tank vessel, over 3,000 gross tons liability to the greater of $2,300 per gross ton or $19,943,400 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (1) report the incident as required by law where the responsible party knows or has reason to know of the incident; (2) reasonably cooperate and assist as requested in connection with oil removal activities; or (3) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311(c), (e)) or the Intervention on the High Seas Act.
CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.
OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the USCG evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee. Each of our shipowning subsidiaries that has vessels trading in U.S. waters has applied for, and obtained from the U.S. Coast Guard National Pollution Funds Center, three-year certificates of financial responsibility (“COFR”), supported by guarantees, which the Company purchased from an insurance based provider. We believe that we will be able to continue to obtain the requisite guarantees and that we will continue to be granted COFRs from the USCG for each of our vessels that is required to have one.
The 2010 Deepwater Horizon oil spill in the Gulf of Mexico resulted in additional regulatory initiatives or statutes, including higher liability caps under OPA, new regulations regarding offshore oil and gas drilling and a pilot inspection program for offshore facilities. However, several of these initiatives and regulations have been or may be revised. For example, the U.S. Bureau of Safety and Environmental Enforcement’s (“BSEE”) revised Production Safety Systems Rule (“PSSR”), effective December 27, 2018, modified and relaxed certain environmental and safety protections under the 2016 PSSR. Additionally, the BSEE amended the Well Control Rule, effective July 15, 2019, which rolled back certain reforms regarding the safety of drilling operations, and former U.S. President Trump had proposed leasing new sections of U.S. waters to oil and gas companies for offshore drilling. The effects of these proposals and changes are currently unknown, and recently, current U.S. President Biden signed an executive order temporarily blocking new leases for oil and gas drilling in federal waters. Compliance with any new requirements of OPA and future legislation or regulations applicable to the operation of our vessels could impact the cost of our operations and adversely affect our business.
OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. Many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted this type of legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. We intend to comply with all applicable state regulations in the ports where our vessels call.
Through our P&I Association membership, we expect to maintain pollution liability coverage insurance in the amount of $1 billion per incident for each of our vessels. If the damages from a catastrophic spill were to exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Other U.S. Environmental Initiatives
The U.S. Clean Air Act of 1970 (including its amendments of 1977 and 1990) (“CAA”) requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. The CAA also requires states to draft State Implementation Plans, or “SIPs,” designed to attain national health-based air quality standards in each state. Although state-specific, SIPs may include regulations concerning emissions resulting from vessel loading and unloading operations by requiring the installation of vapor control equipment. Our vessels operating in such regulated port areas with restricted cargoes are equipped with vapor recovery systems that satisfy these existing requirements.
The U.S. Clean Water Act ( “CWA”) prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. In 2015, the EPA expanded the definition of “waters of the United States” (“WOTUS”), thereby expanding federal authority under the CWA. Following litigation on the revised WOTUS rule, in December 2018, the EPA and Department of the Army proposed a revised, limited definition of “waters of the United States.” The proposed rule was published in the Federal Register on February 14, 2019 and was subject to public comment. On October 22, 2019, the agencies published a final rule repealing the 2015 Rule defining “waters of the United States” and recodified the regulatory text that existed prior to the 2015 Rule. The final rule became effective on December 23, 2019. On January 23, 2020, the EPA published the “Navigable Waters Protection Rule,” which replaces the rule published on October 22, 2019, and redefines “waters of the United States.” This rule became effective on June 22, 2020, although the effective date has been stayed in at least one U.S. state pursuant to court order. The effect of this rule is currently unknown.
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
Sanctions or Restrictive Regimes
The U.S. and other countries have economic and trade sanctions that apply to non-U.S. entities and individuals. We believe that we are in compliance with all applicable sanctions and embargo laws and regulations imposed by the U.S., the United Nations or the European Union, and intend to maintain such compliance. However, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in monetary fines, penalties, or other sanctions, our reputation and the market for our shares could be adversely affected, and such a violation or change in law could result in some investors deciding, or being required, to not invest or divest their interest in the Company. Additionally, some investors may decide to not invest or divest their interest in the Company simply because we may do business with companies that do business in sanctioned countries. Investor perception of the value of our shares may also be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.
European Union Regulations
In October 2009, EU Directive 2009/123/EC (amending Directive 2005/35/EC) imposed criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually, which may cause us to incur additional expenses.
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
On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market from 2022. This will require shipowners to buy permits to cover these emissions. Contingent on another formal approval vote, specific regulations are forthcoming and are expected to be proposed by 2021.
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

In 2018, the EU expanded the scope of its Blocking Regulation — Council Regulation (EC) No. 2271/ 96 of 22 November 1996, in reaction to the United States’ withdrawal from the Joint Comprehensive Plan of Action (the “JCPOA”) and the associated re-imposition of various sanctions on Iran. The scope of the Blocking Regulation was expanded by including certain U.S. sanctions that were lifted or waived following the JCPOA and which have been re-imposed. The Blocking Regulation already covered certain other U.S. sanctions against Cuba, Iran, and Libya. EU operators are prohibited from complying with the blocked U.S. sanctions. Any violation can give rise to enforcement actions and result in the imposition of penalties. EU operators are also entitled to recover any damages from anyone causing damage to that person by the application of the blocked sanctions or by actions based thereon or resulting therefrom, or from any person acting on its behalf or intermediary. The Blocking Regulation can give rise to conflicting obligations under EU and U.S. legislation. It can also give rise to risks of claims for damages by EU operators when companies or natural persons act in compliance with the blocked sanctions of the United States.
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
Greenhouse Gas Regulation
Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intends to withdraw from the Paris Agreement and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021.
At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses.
The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Since January 2018, large ships over 5,000 gross tonnage calling at EU ports have been required to collect and publish data on carbon dioxide emissions and other information. As previously discussed, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. On August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. The EPA or individual U.S. states could enact environmental regulations that would affect our operations.
Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where the Company operates, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or certain weather events.
Vessel Security Regulations
Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security, such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.
Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code, (the “ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism.
To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention, include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;
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

•
compliance with flag state security certification requirements; and

•
ships operating without a valid certificate may be detained at port until it obtains an ISSC, or it may be expelled from port, or refused entry at port.

The USCG regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. We have implemented the various security measures addressed by MTSA, SOLAS and the ISPS Code, and our fleet is in compliance with applicable security requirements. Future security measures could have a significant financial impact on the Company.

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel, the kidnap of crew, or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.
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
Inspection by Classification Societies
The hull and machinery of every commercial vessel must be “classed” by a classification society authorized by its country of registry. The classification society certifies that the vessel is safe and seaworthy “in accordance with the applicable rules and regulations of the country of registry of the vessel and SOLAS. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.
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

Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. Two such underwater hull examinations are required during the five-year survey cycle. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within mutually agreed upon time limits.
Most insurance underwriters make it a condition for insurance coverage and lending that a vessel be certified as “in-class” by a classification society which is a member of the International Association of Classification Societies (“IACS”). The IACS has adopted harmonized Common Structural Rules, or “the IACS Rules,” which apply to oil tankers and bulk carriers contracted for construction on or after July 1, 2015. The IACS Rules attempt to create a level of consistency between IACS Societies. All of the vessels in our fleet are certified as being “in-class” by the American Bureau of Shipping, the Korean Register of Shipping or Lloyds Register of Shipping. All new and secondhand vessels that we purchase must be certified prior to their delivery under our standard purchase contracts and memoranda of agreement. If the vessel is not certified on the scheduled date of closing, we have no obligation to take delivery of the vessel.
A vessel must undergo annual surveys, intermediate surveys, drydockings and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Every vessel is also required to be drydocked every 30 to 36 months for inspection of the underwater parts of the vessel. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey, drydocking or special survey, the vessel will be unable to carry cargo between ports and will be unemployable and uninsurable which could cause us to be in violation of certain covenants in our loan agreements. Any such inability to carry cargo or be employed, or any such violation of covenants, could have a material adverse impact on our financial condition and results of operations.
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
The operation of any cargo vessel includes risks such as mechanical failure, physical damage, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, piracy incidents, hostilities, and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon shipowners, operators and bareboat charterers of any vessel trading in the exclusive economic zone of the United States for certain oil pollution accidents in the United States, has made liability insurance more expensive for shipowners and operators trading in the U.S. market. While we believe that our present insurance coverage is adequate, not all risks can be insured against, and there can be no guarantee that any specific claim will be paid, or that we will always be able to obtain adequate insurance coverage at reasonable rates.
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
Protection and Indemnity Insurance
Protection and indemnity insurance is provided by mutual protection and indemnity associations (“P&I Associations”) and covers the Company’s third-party liabilities in connection with our shipping activities. This includes third-party liability and other related expenses of injury or death of crew, passengers and other third parties, loss of or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances, and salvage, towing and other related costs, including wreck removal. Protection and indemnity insurance is a form of mutual indemnity insurance, extended by protection and indemnity mutual associations, or “clubs.”
As a member of P&I Associations that are, in turn, members of the International Group of P&I Clubs (the “International Group”), we carry protection and indemnity insurance coverage for pollution with a standalone limit of $1 billion per vessel per incident. The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. The International Group’s website states that the pool provides a mechanism for sharing all claims in excess of US$ 10 million up to, currently, approximately US$ 8.2 billion. As a member of a P&I Association, which is a member of the International Group, we are subject to calls payable to the associations based on our claim records as well as the claim records of all other members of the individual associations and members of the shipping pool of P&I Associations comprising the International Group. Our vessels may be subject to supplemental calls which are based on estimates of premium income and anticipated and paid claims. Such estimates are adjusted each year by the board of directors of the P&I Association until the closing of the relevant policy year, which generally occurs within three years from the end of the policy year. Supplemental calls, if any, are expensed when they are announced and according to the period they relate to.

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
Risk Factor Summary
Before you invest in our common shares, you should carefully consider the risk factors referenced below and as more fully described in this section. If any of the risks referenced below and discussed under this section were to occur, our business, financial condition, results of operations, cash flows and ability to make cash distributions could be materially adversely affected.
Risks Related to Our Industry
•
The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values, and in our results of operations.

•
Changes to global economic conditions and oil and petroleum product demand, prices and supply could result in decreased demand for our vessels and services, materially affect our ability to re-charter our vessels at favorable rates and have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
We are dependent on spot charters, the market for which is volatile, and any decrease in spot charter rates in the future may adversely affect our earnings.

•
Charter rates in the tanker industry can fluctuate substantially, and declines in charter rates or other market deterioration could cause us to incur impairment charges.

•
Changes in fuel prices may adversely affect profits.

•
The market values of tanker vessels are highly volatile, have decreased in the past and may decrease further in the future which may cause us to recognize losses if we sell our tankers or record impairments and affect our ability to comply with our loan covenants and refinance our debt.

•
Acts of piracy on ocean-going vessels could adversely affect our business.

•
Technological innovation could reduce our charter hire income and the value of its vessels.

•
Sulfur regulations to reduce air pollution from ships have resulted in retrofitting of vessels in our fleet and may cause us to incur significant costs.

•
We are subject to complex laws and regulations, including environmental laws and regulations that can adversely affect our business, results of operations, cash flows and financial condition.

•
If we fail to comply with international safety regulations, we may be subject to increased liability, which may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

•
We operate tankers worldwide, and as a result, we are exposed to inherent operational and international risks, which may adversely affect our business and financial condition.

•
Increased inspection procedures could increase costs and disrupt our business.

•
Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

•
The ongoing COVID-19 pandemic and governmental responses thereto could adversely affect the Company’s business.

•
The U.K.’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

•
Our international activities increase the compliance risks associated with economic and trade sanctions imposed by the United States, the European Union and other jurisdictions.

•
The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

•
Maritime claimants could arrest or attach our vessels, which would have a negative effect on our cash flows.

•
Governments could requisition our vessels during a period of war or emergency, which may negatively impact our business, financial condition, results of operations and cash flows.

Risks Related to Our Business and Operations
•
The failure of our counterparties to meet their obligations under its charter agreements could cause us to suffer losses or otherwise adversely affect our business.

•
We may have difficulty managing planned growth properly, and any significant corporate transactions may not achieve their intended results.

•
If we purchase and operate secondhand vessels, we will be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.

•
Any vessel modification projects we undertake could have significant cost overruns or delays or fail to achieve the intended results.

•
We may experience operational problems with vessels that reduce revenue and increase costs.

•
We rely on information systems to conduct our business, and failure to protect these systems against security breaches could have a material adverse impact on our business, financial condition, results of operations and cash flows.

•
If we are unable to operate our vessels profitably, we may be unsuccessful in competing in the highly competitive international tanker market, which would negatively affect our financial condition and our ability to expand our business.

•
We may experience constraints in our liquidity and may be unable to access capital when necessary or desirable, either of which could adversely affect our financial condition.

•
Our growth depends on our ability to expand relationships with existing customers and obtain new customers, for which we will face substantial competition.

•
Our operating results are subject to seasonal fluctuations.

•
If we do not set aside funds and are unable to borrow or raise funds for vessel replacement, at the end of a vessel’s useful life our revenue will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

•
Our insurance may not be adequate to cover our losses that may result from our operations due to the inherent operational risks of the tanker industry.

•
Because we obtain some of our insurance through protection and indemnity associations, which result in significant expenses to us, we may be required to make additional premium payments.

•
Various tax rules may adversely impact our results of operations and financial position.

•
U.S. tax authorities could treat us as a “passive foreign investment company,” which could have adverse U.S. federal income tax consequences for U.S. shareholders.

•
We may have to pay tax on U.S.-source shipping income, which would reduce our earnings.

•
Our inability to attract and retain qualified personnel could have an adverse effect on our business.

•
There may be conflicts of interest between us and CSM that may not be resolved in our favor.

•
Our tanker vessels’ present and future employment could be adversely affected by an inability to clear the oil majors’ risk assessment process.

•
Marine transportation is inherently risky, and an incident involving significant loss of, or environmental contamination by, any of our vessels could harm our reputation and business.

•
Failure to comply with the Foreign Corrupt Practices Act (“FCPA”) could result in fines, criminal penalties, contract terminations and an adverse effect on our business.

Risks Related to Our Indebtedness and Financing
•
Servicing our current or future indebtedness limits funds available for other purposes and if we cannot service our debt, we may lose our vessels.

•
We have in the past, and may in the future, enter into interest rate swap agreements, which are subject to counterparty risks and may be insufficient to protect us against volatility in LIBOR rates and amounts due under our credit facilities.

•
We are exposed to the proposed disappearance of LIBOR in 2023, which could affect our interest expenses.

•
If we are in breach of any of the terms of our credit facilities, a significant portion of our obligations may become immediately due and payable, and the lenders’ commitments to make further loans to us, if any, may terminate. This could adversely affect our ability to execute our business strategy or make cash distributions.

Risks Related to Our Common Shares
•
An active and liquid market for our common shares may not be sustained.

•
The price of our common shares may be volatile.

•
Reports published by analysts, including projections in those reports that exceed our actual results, could adversely affect the price and trading volume of our common shares.

•
There may be circumstances in which the interests of our significant shareholders could be in conflict with other shareholders.

•
We may issue additional common shares or other equity securities without shareholder approval, which would dilute the ownership interests of our shareholders and may depress the Company’s share price.

•
As an emerging growth company, we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

•
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an emerging growth company.

•
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•
If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

•
Certain provisions of our articles of incorporation and bylaws may make it difficult for shareholders to change the composition of our board of directors and may discourage, delay or prevent a merger or acquisition that some shareholders may consider beneficial.

•
We may be restricted from paying dividends on our common shares.

•
We are incorporated in the Republic of the Marshall Islands, which does not have a well-developed body of corporate law or a bankruptcy law and, as a result, shareholders may have fewer rights and protections under Republic of the Marshall Islands law than under the law of a typical jurisdiction in the United States.

•
It may be difficult to serve process on or enforce a U.S. judgment against us, our officers and our directors because we are a foreign corporation.

Risks Related to Our Industry
The highly cyclical nature of the tanker industry may lead to volatile changes in charter rates and vessel values, and in our results of operations.
The tanker industry is cyclical and volatile in terms of charter rates and profitability, and unfavorable global economic conditions may adversely affect our ability to charter or re-charter our vessels or to sell them upon the expiration or termination of their charters. Any renewal or replacement charters that we enter into may not be sufficient to allow us to operate our vessels profitably. We expect seven of our time charters to expire in 2021. Fluctuations in charter rates and vessel values result from changes in the supply and demand for tanker capacity and changes in the supply and demand for oil and petroleum products. The factors affecting the supply and demand for tankers are outside of our control, and the nature, timing and degree of changes in conditions that affect supply and demand in the petroleum industry are unpredictable.
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

•
weather and natural disasters;

•
global public health threats, including the ongoing COVID-19 pandemic;

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
As of December 31, 2020, we employed 57 vessels in the spot market and we may employ additional vessels that we may acquire in the future in the spot charter market or in spot market-related vessel pools. Although spot chartering is common in the tanker industry, the spot market may fluctuate significantly based upon tanker and oil supply and demand. The successful operation of our vessels in the competitive spot market depends upon, among other things, obtaining profitable spot charters and minimizing, to the extent possible, time spent waiting for charters and time spent traveling unladen to pick up cargo. The spot market is volatile and, in the past, there have been periods when spot rates have declined below the operating cost of vessels. If future spot charter rates decline, we may be unable to operate our vessels trading in the spot market profitably or meet our obligations, including payments on indebtedness. Furthermore, as charter rates for spot charters are fixed for a single voyage which may last up to several weeks, during periods in which spot charter rates are rising, we will generally experience delays in realizing the benefits from such rate increases.
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
Acts of piracy have historically affected ocean-going vessels. At present, most piracy and armed robbery incidents are recurrent in the Gulf of Aden region off the coast of Somalia, South China Sea, Sulu Sea, Celebes Sea and in particular, the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy since 2019. Sporadic incidents of robbery are also reported in many parts of Asia. The political turmoil in the Middle East region may also lead to collateral damages in waters off Yemen. The current diplomatic crisis between Gulf Co-operation Council (GCC) countries may lead to an uncertain security situation in the Middle East region.
The security arrangements made for ship staff and vessels to counteract the ever-evolving security threat and to comply with Best Management Practices to Deter Piracy and Enhance Maritime Security in the Red Sea, Gulf of Aden, the Gulf of Guinea region off Nigeria, Indian Ocean and Arabian Sea add to the cost of operations of our ships.
Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel, the kidnap of crew, and the risk of uninsured losses and reputational damage could significantly affect our business.
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
We currently have two ships with scrubbers. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. While scrubbers rely on technology that has been developed over a significant period of time for use in a variety of applications, their use for maritime applications is a more recent development. The purchase and installation of scrubbers involves significant capital expenditures, and the vessels will be out of operation for 25 to 30 days or more in order for the scrubbers to be installed. In addition, future arrangements that we may enter into with respect to shipyard drydock capacity to implement these scrubber installations may be affected by delays or issues affecting vessel modifications being undertaken by other vessel owners at those shipyards, which could cause our vessels to be out of service for even longer periods or installation dates to be delayed. Any unforeseen complications or delays in connection with acquiring, installing, operating or maintaining scrubbers on our vessels could adversely affect our business, financial condition, results of operations and cash flows.
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
We conduct most of our operations outside of the United States, and our business, results of operations, cash flows and financial condition may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the recent and current political instability in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as Brexit, terrorist or other attacks, war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks, as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including increased tensions between the U.S. and Iran, as well as the presence of U.S. or other armed forces in Iraq, Syria, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.
Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, in recent years, leaders in the United States and China have implemented certain increasingly protective trade measures, including tariffs, which have been somewhat mitigated by the recent trade deal (first phase trade agreement) between the United States and China in early 2020, which, among other things, requires China to purchase over $50 billion of energy products including crude oil. The results of the 2016 presidential election in the United States had created significant uncertainty about how the relationships between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs would unfold. At this time, it is unclear how the results of the 2020 presidential election will affect such relationships. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations or financial condition.
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
The extent to which COVID-19 will materially impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, or any resurgence or mutation of the virus, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public’s response to such measures. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress on the approval and distribution of vaccines. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.
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
Certain countries (including the Crimea region of Ukraine, Cuba, Iran, North Korea and Syria), entities, persons and organizations are targeted by economic sanctions and embargoes imposed by the United States, the EU and other jurisdictions, and certain countries (currently North Korea, Iran, Cuba and Syria), have been identified as state sponsors of terrorism by the U.S. Department of State. Such economic sanctions and embargo laws and regulations vary in their application with regard to countries, entities, persons and organizations and the scope of activities they subject to sanctions.
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
If our vessels call on ports located in countries that are subject to comprehensive sanctions and embargoes imposed by the U.S. or other governments, or our vessels transport cargo connected with sanctioned charterers, shippers or other entities, our reputation and the market for our securities may be adversely affected.

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
Possible Conflict of Laws and Risks Related to Blocking Regulation
As noted above, a violation of the EU Blocking Regulation, where applicable, can give rise to enforcement actions and result in the imposition of penalties. EU operators are also entitled to recover any damages from anyone causing damage to that operator by the application of the blocked sanctions or by actions based thereon or resulting therefrom, or from any person acting on its behalf or intermediary. The U.S. generally does not recognize the EU Blocking Regulation. This can give rise to conflicting obligations under EU and U.S. legislation, and to risks of claims for damages by EU operators when companies or natural persons act in compliance with the blocked sanctions of the United States.
We need to be aware of possible conflicting obligations. It is also important for us to assess possible risks related to action for damages under the EU Blocking Regulation, when carrying out our operations.
Compliance and Related Risks
Given the prohibitions described above and the nature of our business, there is a sanctions risk for us due to the worldwide trade of our vessels. To reduce the risk of violating economic sanctions, we take steps reasonably designed to ensure compliance with applicable economic sanctions laws.
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
Although we intend to comply with all applicable sanctions and embargo laws and regulations, and although we have various policies and controls designed to help ensure our compliance with these economic sanctions and embargo laws, it is nevertheless possible that third-party charterers of our vessels, or their sub-charterers, may arrange for vessels in our fleet, with or without consent, to call on ports located in one or more sanctioned countries. Our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation.

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
Based on current and anticipated operations, we believe that we are not currently a PFIC nor do we expect to become a PFIC. Our belief is based principally on the advice we have received that the gross income we derive from our time chartering activities should constitute services income rather than rental income. Accordingly, we intend to take the position that such income does not constitute passive income, and the assets that we own and operate in connection with the production of such income, in particular, the vessels, should not constitute passive assets for purposes of determining whether we are a PFIC. However, no assurance can be given that the IRS or a U.S. court of law will accept this position, and there is accordingly a risk that the IRS or a U.S. court could determine that we are or were a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be a change in our assets, income or operations.
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
Our interest rate swap agreements are subject to counterparty risks and may be insufficient to protect us against volatility in LIBOR rates and amounts due under our credit facilities.
We have partially hedged against the floating interest rate risks under our credit facilities that are not cash flow hedges and are reported in income and, accordingly, could materially affect our reported income in any period. Moreover, in light of current economic uncertainty, we may be exposed to the risk that one or more counterparties to our interest rate swap agreements may be unable to perform its obligations thereunder. LIBOR rates have historically been volatile, with the spread between those rates and prime lending rates widening significantly at times. These conditions are the result of the recent disruptions in the international credit markets. Amounts borrowed under our credit facilities bear interest at annual rates of between 2.50% and 3.25% above LIBOR. If we choose not to, or are unable to, enter into interest rate swap agreements on our debt instruments, or if one or more of the counterparties thereunder fails to perform its obligations thereunder, we may be exposed to increased interest rates and additional interest rate volatility, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are exposed to the proposed disappearance of LIBOR in 2023, which could affect our interest expenses.
LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be eliminated or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness and obligations.
The banks that submit loan rates are supposed to submit interest rates that they would pay for borrowing from other banks. But since there are few unsecured bank-to-bank lending transactions, they use “expert judgment” to provide most of their inputs for LIBOR calculation. The lack of transactions has led to increasing regulatory pressure to end the use of LIBOR altogether. In fact, the UK’s Financial Conduct Authority announced that after 2021, it will no longer “compel or persuade” banks to submit rates. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of U.S. Dollar LIBOR on December 31, 2021 for only the one-week and two-month U.S. Dollar LIBOR tenors, and on June 30, 2023 for all other U.S. Dollar LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new U.S. Dollar LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis will not be guaranteed after 2021.
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
Risks Related to Our Common Shares
An active and liquid market for our common shares may not be sustained.
Our common shares commenced trading on the NYSE on March 29, 2019, prior to which there had been no established trading market for our shares. Active and liquid trading markets generally result in lower bid ask spreads and more efficient execution of buy and sell orders for market participants. If an active trading market for our common shares is not maintained, the price of our common shares may be more volatile, and it may be more difficult and time-consuming to complete a transaction in our common shares, which could have an adverse effect on the realized price of the common shares. We cannot predict the price at which our common shares will trade and cannot guarantee investors will be able to sell their shares at or above the issuance price.
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
According to information available to us, including information contained in public filings, as of March 12, 2021, funds managed by WL Ross & Co. LLC (“WLR”) and First Reserve beneficially owned approximately 22.1% and 6.0%, CMTC and its affiliates beneficially owned approximately 6.9%, Cobas Asset Management and Donald Smith & Co. Inc. beneficially owned approximately 5.2% and 8.6% of our outstanding common shares, respectively. WLR and CMTC have the ongoing right, subject to certain conditions and limitations, to nominate directors to our board of directors, as more fully described in the 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020. In September 2020, First Reserve permanently waived its right to designate any director nominees to our board of directors.
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
Prior to the Transactions, we did not adopt all of the financial reporting and disclosure procedures and controls required of a U.S. publicly traded company because our operations were either part of a privately held company or a segment of a larger public company. We expect that the implementation of all required accounting practices and policies and the hiring of additional financial staff will increase our operating costs and could require significant time and resources from our management and employees. If we fail to continue to develop and maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for continued listing of our common shares on the NYSE.
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
As of March 12, 2021, there were 55 holders of record of 40,439,674 our outstanding common shares, including Cede & Co., as nominee for the Depository Trust Company. The number of holders of record of our common shares does not reflect beneficial holders whose shares are held by depositaries, brokers or other nominees.
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
Equity Compensation Plans
The information required by this item will be set forth in the 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
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
The following graph shows a comparison from March 28, 2019 (the date that our common shares commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for Diamond S common shares, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and a constructed peer group index consisting of Frontline Ltd. (FRO), International Seaways, Inc. (INSW), Tsakos Energy Navigation Limited (TNP), Euronav NV (EURN), Scorpio Tankers, Inc. (STNG), Teekay Tankers Ltd. Class A (TNK), Ardmore Shipping Corporation (ASC), Navios Maritime Acquisition Corporation (NNA) and DHT Holdings, Inc. (DHT) (“Peer Group Index”). The graph assumes that $100 was invested at the close of the market on March 28, 2019 in Diamond S common shares, the S&P 500 Index and the Peer Group Index, and data for the S&P 500 Index and the Peer Group Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

STOCK PERFORMANCE GRAPH
COMPARISON OF CUMULATIVE TOTAL RETURN
THE COMPANY, S&P 500 INDEX, PEER GROUP INDEX
Issuer Purchases of Equity Securities
There were no purchases of our equity securities by us or any “affiliated purchaser”, as defined in Rule 10b-18 of the Exchange Act, during the three months ended December 31, 2020.
ITEM 6.
SELECTED FINANCIAL DATA.

The following tables set forth our selected historical consolidated financial and other data. The historical consolidated financial statements of DSS LP and all of its directly owned subsidiaries for periods prior to the Transactions are considered to be our predecessor financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Overview.” In January 2019, DSS LP’s board of directors approved changing its fiscal year end to December 31 of each calendar year from March 31. Accordingly, the selected historical financial data set forth below as of December 31, 2018, for the nine months ended December 31, 2018 and for the years ended March 31, 2018 and 2017 have been derived from the audited consolidated financial statements of DSS LP. The selected historical consolidated financial data as of December 31, 2019 and for the fiscal year ended December 31, 2019 have been derived from our audited consolidated financial statements and reflects the historical results of DSS LP from January 1, 2019 through March 27, 2019 and the results of the Company (including the post-Transaction operations of the Athena Vessels) from March 28, 2019 through December 31, 2019. The selected historical consolidated financial data as of and for the fiscal year ended December 31, 2020 are derived from the audited consolidated financial statements of Diamond S Shipping Inc. included elsewhere in this report.
The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements of DSS LP and notes related thereto included elsewhere in this Annual Report on Form 10-K and our audited consolidated financial statements for the year ended December 31, 2020 and corresponding notes included elsewhere in this Annual Report on Form 10-K.
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
	For the Year Ended December 31,		For the Nine Months Ended December 31,	For the Year Ended March 31,
(in thousands, except per share data)	2020	2019	2018	2018	2017
Income Statement Data:
Revenues	$595,910	$579,784	$275,473	$302,943	$303,797
Vessel expenses(1)	171,193	153,662	85,206	109,176	103,000
Voyage expenses(2)	188,581	230,675	137,774	89,912	43,344
Depreciation and amortization expense	115,783	108,703	66,101	86,625	81,048
Loss on sale of vessels and cancelled projects(3)	29,551	18,344	19,970	—	—
General and administrative	30,005	26,794	11,384	14,641	13,201
Other corporate expenses(4)	—	2,657	678	483	580
Management fees	—	—	—	1,017	1,293
Operating income (loss)	60,797	38,949	(45,640)	1,089	61,331
Total other expense – Net	(34,401)	(49,031)	(26,874)	(32,425)	(37,510)
Net income (loss)	26,396	(10,082)	(72,514)	(31,336)	23,821
Less: net income (loss) attributable to noncontrolling interest(5)	3,079	(776)	(135)	(776)	(138)
Net income (loss) attributable to parent(6)	$23,317	$(9,306)	$(72,379)	$(30,560)	$23,683
Net earnings (loss) per share – basic	$0.58	$(0.25)	$(2.66)	$(1.12)	$0.87
Net earnings (loss) per share – diluted	$0.58	$(0.25)	$(2.66)	$(1.12)	$0.87
Weighted average common shares outstanding – basic	39,896,339	36,857,615	27,165,696(7)	27,165,696(7)	27,165,696(7)
Weighted average common shares outstanding – diluted	40,123,051	36,857,615	27,165,696(7)	27,165,696(7)	27,165,696(7)
(in thousands)	As of December 31, 2020	As of December 31, 2019	As of December 31, 2018	As of March 31, 2018
Balance Sheet Data:
Cash and cash equivalents including restricted cash	$104,199	$89,219	$88,158	$84,340
Total current assets	213,885	209,550	150,302	166,824
Vessels, net	1,702,749	1,865,738	1,454,286	1,565,900
Total assets	1,961,843	2,128,382	1,649,855	1,769,926
Debt	702,390	878,444	639,541	691,736
Total Diamond S Shipping Inc. shareholders’ equity	1,194,045	1,169,131	945,239	1,019,360
Noncontrolling interest(5)	35,391	34,811	34,607	34,693

	For the Year Ended December 31,		For the Nine Months Ended December 31,	For the Year Ended March 31,
(in thousands)	2020	2019	2018	2018	2017
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$213,030	$63,350	$23,486	$34,025	$103,889
Investing activities	(13,333)	(294,530)	28,008	48,641	(179,714)
Financing activities	(184,717)	232,241	(47,676)	(67,676)	(7,469)

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

In August 2019, DSSI agreed to sell two 2009-built MR vessels receiving total proceeds of $31.8 million and repaid $20.4 million in related debt.
In December 2020, DSSI agreed to sell two 2008-built Suezmax vessels for $45.1 million and repaid $25.3 million in related debt when the sales completed in January and February 2021. In addition, a loss of $3.3 million was recorded due to the cancellation of the scrubber project for the Miltiadis M II.
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
The Merger was accounted for as a reverse acquisition in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” as the DSS LP Subsidiaries are the accounting acquirer for financial reporting purposes. Accordingly, the historical consolidated financial statements of the DSS LP Subsidiaries for periods prior to the Merger are considered to be our predecessor financial statements. Refer to Note 3 — Merger Transaction in our consolidated financial statements. Further, the Merger was determined to be an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets.
We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of December 31, 2020, through our wholly owned subsidiaries, we owned and operated 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.
Factors to Consider When Evaluating Our Results
The Ongoing COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak a pandemic. In response to the ongoing outbreak, many countries, ports and organizations, including those where the Company conducts a large part of its operations, have implemented measures to combat the outbreak, such as quarantines and travel restrictions. Such measures have, and will likely continue to, negatively affect the global economy. In addition, the COVID-19 pandemic has resulted in increased vessel expenses, primarily due to crewing related matters and logistical challenges for delivery of services and materials to vessels. The extent to which COVID-19 will materially impact the Company’s results of operations and financial condition, including possible impairments, will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact, or any resurgence or mutation of the virus, the availability of vaccines and their global deployment, the development of effective treatments, the imposition of effective public safety and other protective measures and the public’s response to such measures. There continues to be a high level of uncertainty relating to how the pandemic will evolve, how governments and consumers will react and progress the approval and distribution of vaccines. Accordingly, an estimate of the impact of COVID-19 on the Company and its operations cannot be made at this time. However, if the pandemic worsens, additional restrictions are imposed or current restrictions are imposed for a longer period of time in response to the outbreak, it may have a material adverse effect on the Company’s future results of operation and financial condition.
Strategic Product Tanker Partnership
On June 15, 2020, the Company entered into an agreement with Dampskibsselskabet Norden A/S (“Norden”). During the term of this agreement, the Company and Norden have agreed to use commercially reasonable efforts to identify new projects in the product tanker industry that they may jointly pursue and develop. Pursuant to this agreement, Company agreed to initially contribute 28 of its MR vessels to the Norient Product Pool (the “Pool”). This agreement will terminate upon the occurrence of certain events, including when the Company no longer has vessels operating in the Pool. As of December 31, 2020, 28 of the Company’s vessels are operating in the Pool.
The Merger
The Merger, as described above and in Note 3 — Merger Transaction in our consolidated financial statements, closed on March 27, 2019. Our consolidated financial statements include operating results for the 25 acquired Athena Vessels for 278 and 365 days during the fiscal year ended December 31, 2019 and 2020, respectively, in addition to the 41 vessels historically owned by us for the full period and the two vessels sold in September 2019.
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
In August 2019, our Board of Directors approved selling the Atlantic Aquarius and Atlantic Leo, both 2009-built MR vessels. We reached an agreement to sell the Atlantic Aquarius and Atlantic Leo, for $31.8 million in aggregate gross proceeds less a 1% broker commission payable to a third party. In September 2019, we completed the sale of the Atlantic Aquarius and Atlantic Leo.
In December 2020, our Board of Directors approved selling the Aias and Amoureux, both 2008-built Suezmax vessels. We reached an agreement to sell the Aias and Amoureux for $22.6 million and $22.5 million, respectively, less a 1% broker commission payable to a third party. In January and February 2021, we completed the sale of the Aias and Amoureux, respectively.
Share Repurchase Program
On March 4, 2020, our Board of Directors approved a share repurchase program, providing authorization to repurchase up to $50 million of our common shares, effective for a period of one year,

which has now expired. Shares we repurchased under this program could have been purchased in the open market or in privately negotiated transactions, at times and prices that we considered to be appropriate. Under the share repurchase program, we repurchased 137,289 shares for a total of $1.4 million.
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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Operating Data
The following tables represent the operating data for the years ended December 31, 2020 and 2019 on a consolidated basis.
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$465,383	$511,509	$(46,126)	(9.0)%
Time charter revenue	79,397	68,275	11,122	16.3%
Pool revenue	51,130	—	51,130	—
Total revenue	595,910	579,784	16,126	2.8%
Operating expenses:
Voyage expenses	188,581	230,675	(42,094)	(18.2)%
Vessel expenses	171,193	153,662	17,531	11.4%
Depreciation and amortization expense	115,783	108,703	7,080	6.5%
Loss on sale of vessels and cancelled projects	29,551	18,344	11,207	61.1%
General and administrative expenses	30,005	26,794	3,211	12.0%
Other corporate expense	—	2,657	(2,657)	(100.0)%
Total operating expenses	535,113	540,835	(5,722)	(1.1)%
Operating income (loss)	60,797	38,949	21,848	56.1%
Other (expense) income:
Total other expense – Net	(34,401)	(49,031)	14,630	(29.8)%
Net income (loss)	26,396	(10,082)	36,478	361.8%
Less: Net loss attributable to noncontrolling interest	3,079	(776)	3,855	496.8%
Net income (loss) attributable to Diamond S Shipping Inc.	$23,317	$(9,306)	$32,623	350.6%
Net earnings (loss) per share – basic	$0.58	$(0.25)	$0.83	332.0)%
Net earnings (loss) per share – diluted	$0.58	$(0.25)	$0.83	332.0%
Weighted average common shares outstanding – basic	39,896,339	36,857,615	3,038,724	8.2%
Weighted average common shares outstanding – diluted	40,123,051	36,857,615	3,265,436	8.9%
Results of Operations
Total revenue
Total revenue increased by $16.1 million to $595.9 million during the year ended December 31, 2020 as compared to $579.8 million for the year ended December 31, 2019. The $16.1 million increase was principally driven by a 9.0% increase in total revenue days due to an additional 1,963 revenue days during the year ended December 31, 2020, primarily due to the Merger coupled with stronger prevailing market conditions in both the crude tanker and product carrier segments during the first half of 2020, when compared with the market conditions during the first half of 2019. This is offset by a reduction of 513 revenue days as a result of the sale of the Atlantic Aquarius and Atlantic Leo in September 2019, and entering the 28 vessels into the Pool during the last half of 2020, as under the pool arrangements, voyage related costs, such as the cost of bunkers and port expenses, are borne by the pool. We recognize revenue from pool arrangements based on our portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and certain pool manager fees.
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
Voyage expenses decreased by $42.1 million to $188.6 million during the year ended December 31, 2020 as compared to $230.7 million for the year ended December 31, 2019. The $42.1 million decrease in voyage expenses was predominantly driven by a reduction in bunker and port costs incurred as a result of operating 28 vessels in the Pool as of December 31, 2020, with all 28 of the vessels operating fully in the Pool as of September 30, 2020.
Vessel Expenses
Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.
Vessel expenses increased by $17.5 million to $171.2 million during the year ended December 31, 2020 as compared to $153.7 million for the year ended December 31, 2019. The $17.5 million increase in vessel expenses was driven by a 7.6% increase in vessel operating days, which consists of an increase in 2,175 vessel operating days due to the Merger and a decrease in 513 days as a result of the sale of the Atlantic Aquarius and Atlantic Leo, and additional expenses incurred for crew bonuses, increased costs of crew reliefs, testing, quarantine and logistics for delivery of services and materials to the vessels as a result of the global pandemic.
Vessel Depreciation and Amortization Expense
Depreciation and amortization expense increased by $7.1 million to $115.8 million during the year ended December 31, 2020 as compared to $108.7 million during the year ended December 31, 2019. The increase in depreciation and amortization expense is due to the added depreciation expense for the 25 vessels acquired in the Merger for 2,175 vessel operating days in the year ended December 31, 2020 coupled with vessel additions primarily related to the scrubber and ballast water treatment projects, offset by the decrease in the depreciation and amortization expense related to the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.
Loss on Sale of Vessels and Cancelled Projects
The $29.6 million loss on sale of vessels and cancelled projects during the year ended December 31, 2020 is due to a $26.3 million loss on the sale of the Aias and Amoureux, which were contracted to be sold in December 2020, and subsequent delivered to the purchaser in January and February 2021, respectively, and a loss of $3.3 million on the cancellation of the scrubber project for the Miltiadis M II. For the year ended December 31, 2019, the $18.3 million loss on sale of vessels and cancelled projects is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019.

General and Administrative Expenses
For the year ended December 31, 2020 and 2019, general and administrative expenses were $30.0 million and $26.8 million, respectively. The $3.2 million increase was primarily due to costs incurred in the first calendar quarter of 2020 when compared to the first quarter of 2019 that were attributable to stock-based compensation costs, legal fees in connection with the annual filings and an increase in headcount to maintain the infrastructure of a public company and to manage a larger fleet employed in the spot market.
Other Corporate Expenses
For the year ended December 31, 2019, we incurred $2.7 million in other corporate expenses primarily for professional fees associated with the SEC filings in connection with the Transactions. There were no costs of this nature during the year ended December 31, 2020.
Total Other Expense, net
Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $34.4 million for the year ended December 31, 2020 compared to $49.0 million for the year ended December 31, 2019. The decrease of $14.6 million was primarily driven by a $57.6 million decrease in the average debt balance in the two comparative periods, coupled with a decrease in the effective interest rate, and a $4.0 million loss on extinguishment of debt charge in 2019 in connection with terminating the $460 Million Facility, the $235 Million Facility and the $75 Million Facility to enter into the $525 Million Facility.
Net Income (Loss) Attributable to Noncontrolling Interest
The net income (loss) attributable to noncontrolling interest was net income of $3.1 million for year ended December 31, 2020 compared to a net loss of $0.8 million for the year ended December 31, 2019. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company. The increase in the net income of $3.9 million was mainly attributable to fixing these two Suezmax vessels on three-year time charter contracts, which began in the latter half of 2019, coupled with these two vessels having 132 off-hire days in the third calendar quarter of 2019 for the installation of their scrubbers.

Year Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018
Operating Data
The following tables represent the operating data for the year ended December 31, 2019 and the nine months ended December 31, 2018 on a consolidated basis.
	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018	Change	% Change
	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$511,509	$262,281	$249,228	95.0%
Time charter revenue	68,275	13,192	55,082	417.5%
Total revenue	579,784	275,473	304,311	110.5%
Operating expenses:
Voyage expenses	230,675	137,774	92,901	67.4%
Vessel expenses	153,662	85,206	68,456	80.3%
Depreciation and amortization expense	108,703	66,101	42,602	64.4%
Loss on sale of vessels and cancelled projects	18,344	19,970	(1,626)	(8.1)%
General and administrative expenses	26,794	11,384	15,410	135.4%
Other corporate expense	2,657	678	1,979	291.9%
Total operating expenses	540,835	321,113	219,722	68.4%
Operating income (loss)	38,949	(45,640)	84,589	(185.3)%
Other (expense) income:
Total other expense – Net	(49,031)	(26,874)	(22,157)	82.4%
Net loss	(10,082)	(72,514)	62,432	(86.1)%
Less: Net loss attributable to noncontrolling interest	(776)	(135)	(641)	474.8%
Net loss attributable to Diamond S Shipping Inc.	$(9,306)	$(72,379)	$63,073	(87.1)%
Net loss per share – basic	$(0.25)	$(2.66)	$2.41	(90.6)%
Net loss per share – diluted	$(0.25)	$(2.66)	$2.41	(90.6)%
Weighted average common shares outstanding – basic	36,857,615	27,165,696	9,691,919	35.7%
Weighted average common shares outstanding – diluted	36,857,615	27,165,696	9,691,919	35.7%
Results of Operations
Total revenue
Total revenue increased by $304.3 million to $579.8 million during the year ended December 31, 2019 as compared to the nine months ended December 31, 2018. The $304.3 million increase was principally driven by a 75.8% increase in revenue days due to an additional 9,134 revenue days during the year ended December 31, 2019, primarily driven by the impact of the acquisition of the Athena Vessels and the additional fiscal quarter of data for the year ended December 31, 2019 compared to the nine months ended December 31, 2018, which only includes three fiscal quarters. Further, freight rates in the crude oil transportation market improved in the fourth quarter of 2019.

Voyage Expenses
Voyage expenses increased by $92.9 million to $230.7 million during the year ended December 31, 2019 as compared to $137.8 million for the nine months ended December 31, 2018. The $92.9 million increase in voyage expenses was driven by a 52.5% increase in voyage revenue days due to the Merger and change in year-end, offset by an increase in short-term time charter activity in the Suezmax fleet during the year ended December 31, 2019, as the bunker and port costs were borne by the charterer.
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
Loss on Sale of Vessels and Cancelled Projects
The $18.3 million loss on sale of vessels and cancelled projects during the year ended December 31, 2019 is due to selling the Atlantic Aquarius and Atlantic Leo in September 2019. During the nine months ended December 31, 2018, the $20.0 million loss on sale of vessels was due to selling the Alpine Magic and Alpine Minute in December 2018.
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
Liquidity and Capital Resources
As of December 31, 2020 and 2019, total cash, cash equivalents and restricted cash were $104.2 million and $89.2 million, inclusive of restricted cash of $6.1 million and $5.6 million, respectively. As of December 31, 2020 and December 31, 2019, we had $60 million and $15 million available and undrawn under our credit facilities, respectively.
Generally, our primary sources of funds have been cash from operations, undrawn amounts under our credit facilities and vessel sales.
On December 27, 2019, we refinanced (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility with the proceeds of the $525 Million Facility.
At December 31, 2020, we were in compliance with all financial covenants under each of our credit facilities.
Passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.
Among other capital expenditures, in connection with the International Maritime Organization’s new limits for sulfur oxide emissions effective January 1, 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. As of December 31, 2020, four of these scrubbers have been installed and fully paid, with two of these scrubbers having been installed on the Aias and Amoureux, which were sold and delivered to the buyer in January and February 2021, respectively. The installation of the fifth scrubber has been cancelled, effectuating a $3.3 million loss due to the cancelled project. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.
We have installed ballast water treatment systems on 22 of our 64 vessels. We expect to install 16 ballast water treatment systems in 2021, of which we have 13 contracts currently in place with a total contract value of $11.4 million, where $1.9 million has been paid as of December 31, 2020.
In December 2020, we contracted to sell two of our sold two of our 2008-built Suezmax vessels, the Aias and Amoureux, and delivered the two vessels to the purchaser in January and February 2021, respectively. The sale of these two vessels generated gross cash proceeds to us of $45.1 million before our repayment of the related debt of $25.3 million on the two vessels.
Cash Flows
The following table summarizes our cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

(in millions)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Net Cash Provided by Operating Activities	$213.0	$63.4	$23.5
Net Cash (Used in) Provided by Investing Activities	$(13.3)	$(294.5)	$28.0
Net Cash (Used in) Provided by Financing Activities	$(184.7)	$232.2	$(47.7)
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the year ended December 31, 2020 and 2019 was $213.0 million and $63.4 million, respectively. The increase of $149.6 million was mainly attributable to more revenue days and higher charter rates that increased our revenues and overall net income by $36.5 million for the year ended December 31, 2020, when compared to the year ended December 31, 2019, and an increase of $91.70 million in cash provided by the changes in assets and liabilities for the comparative periods.
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
Net cash used in investing activities refers primarily to cash used for vessel acquisitions and improvements, and the Merger. Net cash used by investing activities during the years ended December 31, 2020 and 2019 was $13.3 million and $294.5 million, respectively. The $13.3 million net cash used by investing activities during the year ended December 31, 2020 was mainly for scrubber and ballast water treatment system additions to vessels, while the $294.5 million net cash used by investing activities during the year ended December 31, 2019 included the consideration paid in connection with the Merger, with $292.7 million paid to CPLP to acquire the vessels, $19.1 million paid in transaction costs, and $14.6 million paid for additions to vessels and other property, offset by cash proceeds of $31.8 million provided by the sale of the Atlantic Aquarius and Atlantic Leo in September 2019.
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
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities during the year ended December 31, 2020 and 2019 was ($184.7) million and $232.2 million, respectively. The change in cash (used in) provided by financing activities was due to the financing activities that we engaged in during the two comparable periods. During the year ended December 31, 2020, the main outflows of cash for financing activities consisted of debt payments of $179.4 million, a $2.5 million distribution to the noncontrolling interest in the NT Suez Holdco LLC entity, and paying $1.4 million to repurchase shares under the share repurchase program. During the year ended December 31, 2019, the net cash provided by financing activities was primarily driven by: (i) borrowings under the $360 Million Facility, the $525 Million Facility and the $235 Million Facility, which totaled $876.0 million, offset by $500.6 million repaid to extinguish the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, (ii) $26.3 million repaid on lines of credit that were cancelled in connection with the Merger, and (iii) $16.4 million in deferred financing costs paid in connection with the $360 Million Facility and the $525 Million Facility.

Net cash (used in) provided by financing activities during the year ended December 31, 2019 and the nine months ended December 31, 2018 was $232.2 million and ($47.7) million, respectively. The increase in cash provided by financing activities was primarily driven by the following occurrences during the year ended December 31, 2019: (i) borrowings under the $360 Million Facility, the $525 Million Facility and the $235 Million Facility, which totaled $876.0 million, offset by $500.6 million repaid to extinguish the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, (ii) $26.3 million repaid on lines of credit that were cancelled in connection with the Merger, and (iii) $16.4 million in deferred financing costs paid in connection with the $360 Million Facility and the $525 Million Facility.
Off-Balance Sheet Arrangements
As of December 31, 2020 and December 31, 2019, we had not entered into any off-balance sheet arrangements that have had or are reasonably likely to have current or future material effects on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations and Contingencies
The following table summarizes our long-term contractual obligations as of December 31, 2020 (in thousands of U.S. dollars).
	Payment due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term Debt Obligations	$714,921	$196,325	$247,200	$271,396	$—
Interest Obligations(1)	46,077	17,940	22,537	5,600	—
Capital Obligations (ballast water treatment systems)	9,521	9,521	—	—	—
Office Lease Obligations	6,250	874	2,229	2,428	719
Total:	$776,769	$224,660	$271,966	$279,424	$719

(1)
Interest has been estimated based on the LIBOR forward rates and the prescribed margin for each of our facilities. Please see Note 9 — Long-Term Debt to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Related Party Transactions
For a discussion of the Company’s transactions with related parties, see Note 14 — Related Party Transactions to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Revenue Recognition
During the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, revenues were generated from time charters, pool arrangements and voyage charters.
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
For the nine months ended December 31, 2018, under a voyage charter agreement, the revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. We do not begin recognizing revenue until a charter has been agreed to by us and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. We do not recognize revenue when a vessel is off-hire. Estimated losses on voyages are provided for in full at the time such losses become evident.
For the years ended December 31, 2020 and 2019, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.
Vessel Impairment
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
In developing estimates of future undiscounted cash flows, we make assumptions and estimates about the vessels’ future performance, with the significant assumptions being related to charter rates, fleet utilization, vessels’ operating expenses, vessels’ capital expenditures and drydocking requirements, vessels’ residual value and the estimated remaining useful life of each vessel. The assumptions used to develop estimates of future undiscounted cash flows are based on historical trends. Specifically, we utilize the rates currently in effect for the duration of their current time charters, without assuming additional profit-sharing. For periods of time where our vessels are not fixed on time charters, we utilize an estimated daily time charter equivalent for our vessels’ unfixed days based on the fifteen-year historical average.
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
The table set forth below indicates the carrying value of each of our owned vessels as of December 31, 2020 and December 31, 2019. At these balance sheet dates, we were not holding any of the vessels listed in the table below as held for sale. We believe that the future undiscounted cash flows expected to be earned by those vessels, which have experienced a decline in charter-free market value below such vessels’ carrying values, over their operating lives would exceed their carrying values as of December 31, 2020, and accordingly, have not recorded an impairment charge. The following table summarizes key information about our MR product tankers and their associated carrying values as of December 31, 2020 and December 31, 2019:
				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2020	2019
Active	2015	2019	50,136	28,755	30,062
Adriatic Wave	2009	2011	51,549	24,749	26,353
Aegean Wave	2009	2011	51,510	24,814	26,414
Agisilaos	2006	2019	36,760	10,860	11,633
Aiolos	2007	2019	36,725	11,816	12,637
Akeraios	2007	2019	47,781	15,158	16,222
Aktoras	2006	2019	36,759	10,853	11,630
Alexandros II	2008	2019	51,258	15,982	17,021
Alkiviadis	2006	2019	36,721	10,817	11,614
Alpine Madeleine	2008	2011	49,999	21,737	23,243
Alpine Mathilde	2008	2011	49,999	21,644	23,109
Alpine Maya	2010	2011	51,501	25,769	26,091
Alpine Melina	2010	2011	51,483	25,751	26,098
Alpine Mia	2008	2011	49,999	22,048	23,512
Alpine Moment	2009	2011	49,999	24,065	25,701
Alpine Mystery	2009	2011	49,999	24,461	26,030
Amadeus	2015	2019	50,108	28,812	30,074
Amor	2015	2019	49,999	28,840	30,086
Anemos I	2007	2019	47,782	15,186	16,234
Anikitos	2016	2019	50,082	30,540	31,876

				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2020	2019
Apostolos	2007	2019	47,782	15,184	16,233
Arionas	2006	2019	36,725	10,885	11,644
Aris II	2008	2019	51,218	16,002	17,030
Aristotelis II	2008	2019	51,226	15,979	17,020
Assos	2006	2019	47,872	13,753	14,803
Atlantas II	2006	2019	36,760	10,827	11,619
Atlantic Breeze	2007	2013	49,999	18,165	19,473
Atlantic Frontier	2007	2011	49,999	20,338	21,805
Atlantic Gemini	2008	2011	49,999	21,556	23,115
Atlantic Grace	2008	2011	49,999	21,604	23,147
Atlantic Lily	2008	2011	49,999	21,866	23,380
Atlantic Mirage	2009	2011	51,476	24,424	25,998
Atlantic Muse	2009	2011	51,498	24,213	25,824
Atlantic Olive	2008	2011	49,999	22,007	23,510
Atlantic Pisces	2009	2011	49,999	24,548	26,125
Atlantic Polaris	2009	2011	49,999	24,220	25,825
Atlantic Rose	2008	2011	49,999	21,947	23,439
Atlantic Star	2008	2011	49,999	21,609	23,145
Atlantic Titan	2008	2011	49,999	21,950	23,419
Atrotos	2007	2019	47,786	15,132	16,211
Avax	2007	2019	47,834	15,083	16,189
Axios	2007	2019	47,872	15,105	16,199
Ayrton II	2009	2019	51,260	18,187	19,301
Citron	2007	2013	49,999	17,802	19,042
Citrus	2008	2013	49,995	19,270	20,583
High Jupiter	2008	2011	51,603	21,992	23,477
High Mars	2008	2011	51,542	21,925	23,415
High Mercury	2008	2011	51,501	21,932	23,402
High Saturn	2008	2011	51,527	21,765	23,239
Pacific Jewel	2009	2011	48,012	23,831	25,350
Aristaios	2017	2019	113,689	44,355	46,189
Brazos	2012	2012	158,537	48,819	51,420
Colorado	2012	2012	158,615	51,037	53,638
Frio	2012	2012	159,000	50,785	53,351
Miltiadis M II	2006	2019	162,397	26,877	28,743
Pecos	2012	2012	158,465	49,339	51,922
Red	2012	2012	159,068	50,366	52,933
Rio Grande	2012	2012	159,056	46,532	48,910
Sabine	2012	2012	158,493	50,040	52,634
San Jacinto	2016	2016	158,658	60,084	62,643
San Saba	2012	2012	159,018	46,340	48,712

				Carrying Value (U.S dollars in thousands) as of December 31,
Vessel	Year Built	Year Acquired	DWT	2020	2019
Trinity	2016	2016	158,734	59,263	61,810
Loire	2016	2016	157,463	56,469	58,819
Namsen	2016	2016	157,543	56,685	59,001
Aias(1)	2008	2019	150,393	—	33,198
Amoureux(1)	2008	2019	149,993	—	33,213
Total				1,702,749	1,865,738

(1)
The M/T Aias and M/T Amoureux were contracted to be sold in December 2020, and subsequent delivered to the purchaser in January and February 2021, respectively. At December 31, 2020, the M/T Aias and M/T Amoureux were classified as Vessels held for sale on the consolidated balance sheets.

An impairment test was performed as of December 31, 2020, and the carrying values of the vessels as of December 31, 2020 were not impaired. Of the inputs that we use for impairment tests, future time charter rates are the most significant and most volatile. Based on the sensitivity analysis that we performed, as of December 31, 2020, we would impair our vessels if our projected earnings, which incorporate the fifteen-year historical time charter averages, decline by more than approximately 20% for the product fleet and approximately 50% for the crude fleet.
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
Recent Accounting Pronouncements
New Accounting Standard Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted the guidance upon issuance, as required and there was no material impact on its Consolidated and Combined Financial Statements and related disclosures.

New Accounting Standards to be Implemented
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim reporting periods within annual reporting periods beginning after December 15, 2022, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about our leasing activities. We are currently analyzing our contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2022 based on the present value of our remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.
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
Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes primarily through floating-rate borrowings that require it to make interest payments based on the Eurodollar Rate. Significant increases in interest rates could adversely affect operating margins, results of operations and our ability to service debt. We use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts is to minimize the risks and costs associated with floating-rate debt.
We are exposed to the risk of credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. In order to minimize counterparty risk, the Company only entered into derivative transactions with counterparties that are rated A- or better by Standard & Poor’s Financial Services LLC or A3 or better by Moody’s Investors Service, Inc. at the time of the transactions. In addition, to the extent possible and practical, interest rate swaps are entered into with different counterparties to reduce concentration risk.
From time to time, we enter into interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense. As of December 31, 2020, 26.4% of the debt was fixed due to the interest rate swap agreements, and 73.6% was variable. Based on the Company’s December 31, 2020 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $4.7 million.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Diamond S Shipping Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 16, 2021
We have served as the Company’s auditor since 2011.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Balance Sheets
as of December 31, 2020 and December 31, 2019
(In Thousands, except for share and per share data)
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$98,059	$83,609
Due from charterers – Net of provision for doubtful accounts of $1,577 and $1,415, respectively	39,141	80,691
Inventories	17,457	32,071
Vessels held for sale	45,351	—
Prepaid expenses and other current assets	7,737	13,179
Restricted cash	6,140	—
Total current assets	213,885	209,550
Noncurrent assets:
Vessels – Net of accumulated depreciation of $650,259 and $553,483, respectively	1,702,749	1,865,738
Other property – Net of accumulated depreciation of $886 and $584, respectively	359	642
Deferred drydocking costs – Net of accumulated amortization of $27,343 and $17,975, respectively	32,391	37,256
Advances to Norient pool	8,001	—
Restricted cash	—	5,610
Time charter contracts acquired – Net of accumulated amortization of $4,686 and $2,296, respectively	2,214	5,004
Other noncurrent assets	2,244	4,582
Total noncurrent assets	1,747,958	1,918,832
Total assets	$1,961,843	$2,128,382
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$196,325	$134,389
Accounts payable and accrued expenses	25,817	44,062
Deferred charter hire revenue	3,051	1,934
Derivative liabilities	580	—
Total current liabilities	225,773	180,385
Long-term debt – Net of deferred financing costs of $12,531 and $15,866, respectively	506,065	744,055
Derivative liabilities	569	—
Total liabilities	732,407	924,440
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,968,323 and 39,890,699 shares at December 31, 2020 and 2019, respectively	40	40
Treasury stock – at cost; 137,289 shares at December 31, 2020	(1,418)	—
Additional paid-in capital	1,241,822	1,237,658
Accumulated other comprehensive loss	(1,149)	—
Accumulated deficit	(45,250)	(68,567)
Total Diamond S Shipping Inc. equity	1,194,045	1,169,131
Noncontrolling interests	35,391	34,811
Total equity	1,229,436	1,203,942
Total liabilities and equity	$1,961,843	$2,128,382
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Operations
for the Years Ended December 31, 2020 and 2019 and the Nine Months Ended December 31, 2018
(In Thousands, except for share and per share data)
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Revenue:
Voyage revenue	$465,383	$511,573	$262,281
Time charter revenue	79,397	68,211	13,192
Pool revenue	51,130	—	—
Total revenue	595,910	579,784	275,473
Operating expenses:
Voyage expenses	188,581	230,675	137,774
Vessel expenses	171,193	153,662	85,206
Depreciation and amortization expense	115,783	108,703	66,101
Loss on sale of vessels and cancelled projects	29,551	18,344	19,970
General and administrative expenses	30,005	26,794	11,384
Other corporate expenses	—	2,657	678
Total operating expenses	535,113	540,835	321,113
Operating income (loss)	60,797	38,949	(45,640)
Other (expense) income:
Interest expense	(34,742)	(46,772)	(28,097)
Loss on extinguishment of debt	—	(3,978)	—
Other income	341	1,719	1,223
Total other expense – Net	(34,401)	(49,031)	(26,874)
Net income (loss)	26,396	(10,082)	(72,514)
Less: Net income (loss) attributable to noncontrolling interest	3,079	(776)	(135)
Net income (loss) attributable to Diamond S Shipping Inc.	$23,317	$(9,306)	$(72,379)
Net earnings (loss) per share – basic	$0.58	$(0.25)	$(2.66)
Net earnings (loss) per share – diluted	$0.58	$(0.25)	$(2.66)
Weighted average common shares outstanding – basic	39,896,339	36,857,615	27,165,696
Weighted average common shares outstanding – diluted	40,123,051	36,857,615	27,165,696
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
for the Years Ended December 31, 2020 and 2019 and the Nine Months Ended December 31, 2018
(In Thousands)
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Net income (loss)	$26,396	$(10,082)	$(72,514)
Change in unrealized loss on cash flow hedges	(1,149)	(4,387)	(1,742)
Other comprehensive loss	(1,149)	(4,387)	(1,742)
Comprehensive income (loss)	25,247	(14,469)	(74,256)
Less: comprehensive income (loss) attributable to noncontrolling interest	3,079	(776)	(135)
Comprehensive income (loss) attributable to Diamond S Shipping Inc.	$22,168	$(13,693)	$(74,121)
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Equity
for the Years Ended December 31, 2020 and 2019 and the Nine Months Ended December 31, 2018
(In Thousands)
	Partners’ Contributions	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total
Balance – April 1, 2018	$994,771	$—	$—	$2,558	$6,129	$15,902	$34,693	$1,054,053
Capital contributions for Diamond Anglo Ship Management PTE. LTD.	—	—	—	—	—	—	49	49
Change in unrealized loss on cash flow hedges	—	—	—	—	(1,742)	—	—	(1,742)
Net loss	—	—	—	—	—	(72,379)	(135)	(72,514)
Balance – December 31, 2018	994,771	—	—	2,558	4,387	(56,477)	34,607	979,846
Cumulative effect of accounting change	—	—	—	—	—	(2,784)	—	(2,784)
Merger transaction (Note 3)	(994,771)	40	—	1,231,579	—	—	—	236,848
Change in unrealized loss on cash flow hedges	—	—	—	—	(4,387)	—	—	(4,387)
Capital contributions for NT Suez Holdco LLC	—	—	—	—	—	—	980	980
Stock-based compensation	—	—	—	3,521	—	—	—	3,521
Net loss	—	—	—	—	—	(9,306)	(776)	(10,082)
Balance – December 31, 2019	—	40	—	1,237,658	—	(68,567)	34,811	1,203,942
Shares repurchased	—	—	(1,418)	—	—	—	—	(1,418)
NT Suez Holdco LLC Distributions	—	—	—	—	—	—	(2,499)	(2,499)
Change in unrealized loss on cash flow hedges	—	—	—	—	(1,149)	—	—	(1,149)
Stock-based compensation	—	—	—	4,930	—	—	—	4,930
Equity awards net settled to cover employee withholding taxes	—	—	—	(766)	—	—	—	(766)
Net income	—	—	—	—	—	23,317	3,079	26,396
Balance – December 31, 2020	$—	$40	$(1,418)	$1,241,822	$(1,149)	$(45,250)	$35,391	$1,229,436
See notes to consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2020 and 2019, and the Nine Months Ended December 31, 2018
(In Thousands)
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Cash flows from Operating Activities:
Net income (loss)	$26,396	$(10,082)	$(72,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	115,783	108,703	66,101
Loss on sale of vessels and cancelled projects	29,551	18,344	19,970
Amortization of deferred financing costs	3,558	4,135	2,494
Amortization of time charter hire contracts acquired	2,790	2,389	180
Loss on disposal of vessel equipment	—	—	34
Loss on extinguishment of debt	—	3,978	—
Amortization of the realized gain from recouponing swaps	—	(5,917)	(896)
Stock-based compensation expense	4,931	3,521	—
Changes in assets and liabilities:
Decrease (increase) in Due from Charterers	41,550	(38,015)	11,908
Decrease (increase) in inventories	9,093	(5,662)	1,980
Decrease (increase) in Prepaid expenses and other current assets	3,224	(5,163)	2,352
Cash paid for drydocking	(5,543)	(17,314)	(17,746)
Decrease in Pool working capital contributions	—	—	2,027
Advances to Norient pool	(1,155)	—	—
Decrease (increase) in Other noncurrent assets	7	581	(9)
(Decrease) increase in Accounts payable and accrued expenses	(18,273)	7,906	5,994
Increase (decrease) in Deferred charter hire	1,118	(4,054)	1,611
Net cash provided by operating activities	213,030	63,350	23,486
Cash flows from Investing Activities:
Acquisition costs, net of cash acquired of $16,568	—	(292,683)	—
Transaction costs	—	(19,084)	(1,654)
Proceeds from sale of vessels	—	31,800	34,890
Payments for vessel additions	(13,313)	(14,385)	(4,701)
Payments for other property	(20)	(178)	(527)
Net cash (used in) provided by investing activities	(13,333)	(294,530)	28,008
Cash flows from Financing Activities:
Borrowings on long-term debt	—	815,000	—
Principal payments on long-term debt	(134,389)	(101,452)	(79,636)
Borrowings on revolving credit facilities	—	61,000	26,532
Payments to retire credit facilities	—	(500,603)	—
Repayments on revolving credit facilities	(45,000)	(26,323)	(1,209)
Shares repurchased	(1,418)	—	—
Cash received from recouponing swaps	—	—	6,813
Proceeds from partners’ contributions in subsidiaries	—	980	49
NT Suez Holdco LLC distribution	(2,499)	—	—
Cash paid to net settle employee withholding taxes on equity awards	(767)	—	—
Payments for deferred financing costs	(644)	(16,361)	(225)
Net cash (used in) provided by financing activities	(184,717)	232,241	(47,676)
Net increase in cash, cash equivalents and restricted cash	14,980	1,061	3,818
Cash, cash equivalents and restricted cash – Beginning of period	89,219	88,158	84,340
Cash, cash equivalents and restricted cash – End of period	$104,199	$89,219	$88,158
Supplemental disclosures:
Cash paid for interest	$31,984	$45,426	$25,754
Common stock issued to CPLP (Refer to Note 3 – Merger Transaction)	$—	$236,848	$—
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$183	$3,270	$34
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
The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of December 31, 2020, through its wholly-owned subsidiaries, the Company owns and operates 64 tanker vessels: 13 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 5 — Joint Venture Investments). In January and February 2021, the Company delivered two 2008-built Suezmax vessels to a buyer (Refer to Note 6 — Vessel Dispositions).
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In January 2019, DSS LP’s Board of Directors approved changing its fiscal year end to December 31 of each calendar year from March 31. These consolidated financial statements are for the twelve month periods of January 1, 2020 to December 31, 2020 and January 1, 2019 to December 31, 2019, and the nine-month period of April 1, 2018 through December 31, 2018.
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

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows for the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018:
	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$98,059	$83,609	$83,054
Restricted cash	6,140	5,610	5,104
Total Cash and cash equivalents, and Restricted cash shown in the Consolidated Statements of Cash Flows	$104,199	$89,219	$88,158
Amounts included in restricted cash represent those required to be set aside by the $66 Million Facility, as defined in Note 9 below. The restriction will lapse when the related long-term debt is retired.
Due from Charterers — Net — Due from charterers — net includes accounts receivable from charterers, net of the provision for doubtful accounts and reimbursable costs the Company incurred on behalf of its charterers. However, there is always the possibility of dispute over terms and payment of hires and freights. In particular, disagreements may arise concerning the responsibility of lost time and revenue. Accordingly, the Company periodically assesses the recoverability of amounts outstanding and estimates a provision if there is a reasonable possibility of non-recoverability. At December 31, 2020 and 2019, the Company had reserves of $1,577 and $1,415, respectively, against its Due from charterers balance associated with demurrage and deviation income. The Company wrote off $97 and $233 for the years ended December 31, 2020 and 2019, respectively, related to previously reserved amounts in the allowance for doubtful accounts.
Included in the standard time charter contracts with the Company’s customers are certain performance parameters, which, if not met, can result in customer claims. The Company monitors the vessels’ performances. As of December 31, 2020 and 2019, there were no customer claims or instances that resulted in the need for reserves related to unmet performance parameters.
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
For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, depreciation expense related to Vessels was $104,131, $97,814 and $58,920, respectively. Refer to Note 6 — Vessel dispositions for vessels disposed of during the years ended December 31, 2020 and 2019, and the three months ended December 31, 2018. During the nine months ended December 31, 2018, the Company disposed of vessel equipment, which resulted in a loss of $34. There was no vessel equipment disposed of during the years ended December 31, 2020 and 2019.
Other Property — Net — Other property includes software and office furniture and equipment, and is depreciated on a straight-line basis over the estimated useful life of the asset, which ranges from three to five years. For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, depreciation expense related to Other property was $302, $292 and $183, respectively. During the year ended December 31, 2019 and the nine months ended December 31, 2018, the Company disposed of Other property no longer in use, which was fully depreciated. There was no Other property disposed of during the year ended December 31, 2020.
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
When comparing the book value of the long-lived assets to their lower market price as of December 31, 2020, it was determined that an indicator of impairment was present. Accordingly, the Company performed an undiscounted cash flow test based as of December 31, 2020, determining undiscounted projected net operating cash flows for the vessels and comparing them to the carrying values of the vessels, and any related intangible assets and liabilities. In developing estimates of future cash flows, the Company made assumptions about future charter rates, utilization rates, vessel operating expenses, future dry docking costs and the estimated remaining useful life of the vessels. These assumptions are based on historical trends as well as future expectations that are in line with the Company’s historical performance and expectations for the vessels’ utilization under the current deployment strategy. Based on these assumptions, the Company determined that the vessels held for use and any related intangible assets were not impaired as of December 31, 2020.
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
Deferred Drydocking Costs — Net — The Company uses the deferral method of accounting for drydocking costs. Under the deferral method, drydocking costs are deferred and amortized on a straight-line basis over the period to the next anticipated drydock, which is estimated to be approximately 30 to 60 months. The Company capitalizes the costs associated with drydocking as they occur and amortizes these costs on a straight-line basis over the period between drydockings. Deferred drydocking costs include direct costs incurred as part of the drydock to meet regulatory requirements, or costs that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs include shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydock or not, are expensed as incurred. If the vessel is drydocked earlier than originally anticipated, any remaining deferred drydock costs that have not been amortized are expensed at the beginning of the next drydock. For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, $11,351, $10,597 and $6,998, respectively, of amortization of Deferred drydocking costs was recorded to Depreciation and amortization expense in the consolidated statements of operations.
Deferred Charter Hire Revenue — Deferred charter hire revenue primarily relates to cash received from charterers prior to it being earned. These amounts are recognized as Revenue in the consolidated statements of operations when earned.
Revenue and Voyage Expense Recognition — Pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port.
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
Pool Revenues — During the year ended December 31, 2020, the Company employed 28 of its MR vessels in a vessel pool. None of the Company’s vessels operated in pools during the year ended December 31, 2019 and the nine months ended December 31, 2018. The vessel pool in which the Company’s vessels operate provides cost-effective commercial management services for a group of similar class vessels. The pool arrangement provides the benefits of a large-scale operation and chartering efficiencies that might not be available to smaller fleets. Under the pool arrangement, voyage related costs, such as the cost of bunkers and port expenses, are borne by the pool and vessel operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel. Since the members of the pool share in the revenue less voyage expenses generated by the entire group of vessels in the pool, and the pool operates in the spot market, the revenue earned by these vessels is subject to the fluctuations of the spot market. The Company recognizes revenue from pool arrangement based on its portion of the net distributions reported by the pool, which represents the net voyage revenue of the pool after voyage expenses and certain pool manager fees, and takes into account pool points (vessel attributes such as cargo carrying capacity, fuel consumption, and speed are taken into consideration), and the number of days the vessel participated in the pool in the period.
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
Fair Value of Financial Instruments — The estimated fair value of the Company’s financial instruments, such as cash equivalents, due from charterers, and accounts payable and accrued expenses approximate their individual carrying amounts as of December 31, 2020 and 2019, due to their short-term maturity or the variable-rate nature of the respective borrowings under the credit facilities. Derivative assets and liabilities are carried on the balance sheets at fair value.
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
For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, no gains or losses due to ineffectiveness have been recorded in earnings relative to interest rate swaps entered into by the Company that qualify as hedges.
Comprehensive Income (Loss) — The Company follows ASC 220-10, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is comprised of net income and amounts related to the Company’s interest rate swaps accounted for as cash flow hedges. These other comprehensive income (loss) items are discussed further in Note 11.
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
The Company’s intangible assets consist of charter-in contracts acquired as part of the Merger and as part of its purchase of 30 vessel-owning companies during the year ended March 31, 2012. Upon the completion of the Merger and this acquisition, certain time charter contracts with a contractual rate in excess of the fair market charter rate were recorded as an asset on the consolidated balance sheets. These assets are amortized as a net reduction of time charter revenues over the remaining term of such charters. For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, amortization of time charter contracts was $2,790, $2,389 and $180, respectively.
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
With respect to Due from charterers, the Company limits its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. For the year ended December 31, 2019, there were no charterers that exceeded 10% of the Company’s revenue. For the years ended December 31, 2020 and 2019, there were no charterers that exceeded 10% of the Company’s revenue. For the nine months ended December 31, 2018, the Company earned 13.9% its revenue from one charterer.
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
Based on the publicly traded requirement of the Section 883 regulations, the Company believes that it qualified for exemption from income tax on the applicable income derived from the international operations of vessels during the years ended December 31, 2020 and 2019. In order to meet the publicly traded requirement, the Company’s stock must be treated as being primarily and regularly traded for more than half the days of any such year. Under the Section 883 regulations, the Company’s qualification for the publicly traded requirement may be jeopardized if 5% shareholders own, in the aggregate, 50% or more of the Company’s common stock for more than half the days of the year. Management believes that during the years ended December 31, 2020 and 2019, the combined ownership of its 5% shareholders did not equal 50% or more of its common stock for more than half the days of the year.
If the Company does not qualify for the Section 883 exemption, the Company’s U.S. source shipping income, i.e., 50% of its gross shipping income attributable to transportation beginning or ending in the U.S. (but not both beginning and ending in the U.S.) is subject to a 4% tax without allowance for deductions (the “U.S. gross transportation tax”).
Based on the CFC test, the Company believes that it qualified for exemption from income tax on the applicable income derived from the international operations of vessels during the year ended December 31, 2019, the nine months ended December 31, 2018. In order to meet the CFC test, the Company’s qualified foreign holders cannot exceed 50% in the given year. Under the Section 883 regulations, the Company’s qualification for the CFC test may be jeopardized if more than 50% of the owners are deemed qualified foreign holders. Management believes that during 2020 and 2019, less than 50% of is owners were qualified foreign holders.
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
In addition to the Company’s shipping income and pursuant to certain agreements, the Company commercially manages its vessels. These services are performed by Diamond S Management LLC, a Marshall Islands entity (“DSMM”), which elected to be taxed as a corporation for United States federal income tax purposes. As such, DSMM is subject to United States federal income tax (imposed a 21% rate) on its worldwide net income, including the net income derived from providing these services. After allocation of certain expenses, there was no taxable income for the taxable years ended December 31, 2020 and 2019 due to carryforward losses.
The Company has two entities that were established in Singapore. The income for these two entities is taxable at the prevailing Singapore Corporate income tax rate, which is currently 17%. The Company established the Singapore-based Diamond S Management (Singapore) Pte. Ltd. (“DSMS”) on November 17, 2017. During the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, DSMS recorded $21, $2 and ($1) of income tax, respectively, in General and administrative expenses in the Consolidated Statements of Operations. The Company established the Singapore-based DASM on January 11, 2018. During the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, DASM recorded $20, $73 and $16 of income tax, respectively, in General and administrative expenses in the Consolidated Statements of Operations.
Recent Accounting Pronouncements
New accounting standards adopted — In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company adopted the guidance upon issuance, as required and there was no material impact on its Consolidated and Combined Financial Statements and related disclosures.
New accounting standards to be implemented  — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim reporting periods within annual reporting periods beginning after December 15, 2022, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company’s leasing activities. The Company is currently analyzing its contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2022 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.
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
During the year ended December 31, 2019, the consideration transferred, assets acquired, and liabilities assumed are recognized as follows:
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
4.   NET EARNINGS (LOSS) PER SHARE
The computation of basic net earnings (loss) per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net earnings (loss)

per share assumes the vesting of nonvested stock awards (refer to Note 15 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. Of the 528,584 and 640,525 nonvested shares and RSUs outstanding as of December 31, 2020 and 2019, 301,871 and 640,525, respectively, were excluded from the computation of diluted net earnings (loss) per share because these were anti-dilutive (refer to Note 15 — Stock-Based Compensation).
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,896,339	36,857,615	27,165,696
Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,896,339	36,857,615	27,165,696
Dilutive effect of restricted stock awards	226,712	—	—
Weighted-average common shares outstanding, diluted	40,123,051	36,857,615	27,165,696
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
During the year ended December 31, 2020, NT Suez distributed $5.1 million of total equity to the Company and WLR/TRF in accordance with their pro rata ownership. During the year ended December 31, 2019 and the nine months ended December 31, 2018, NT Suez did not distribute any equity.
During the year ended December 31, 2019, NT Suez received a total of $2.0 million in investments from the Company and WLR/TRF in accordance with their pro rata ownership. These investments were used for shipyard installment payments and working capital. During the year ended December 31, 2020 and the nine months ended December 31, 2018, NT Suez did not receive investments.
Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.
Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of December 31, 2020 and 2019, and was formed to provide ship management services to the Company’s vessels.
As of December 31, 2020 and 2019, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.
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
In December 2020, the Board of Directors approved selling the Aias and Amoureux, both 2008-built MR vessels. The Company reached an agreement to sell the Aias for $22.6 million in aggregate gross proceeds, and the Amoureux for $22.5 million in aggregate gross proceeds. The delivery of the Aias and Amoureux occurred in January and February 2021, respectively. As of December 31, 2020, the Aias and Amoureux are classified as Held for sale on the consolidated balance sheet, with an estimated loss of $26.3 million on the sale of the vessels recorded to the consolidated statement of operations for the year ended December 31, 2020. In connection with the sale of these two vessels, the Company repaid debt on the $525 Million Facility, as defined in Note 9 below, of $25.3 million in the first two months of 2021.
7.   PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following as of December 31, 2020 and 2019:
	December 31, 2019	December 31, 2019
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 14 — Related Party Transactions)	$1,453	$5,757
Advances to technical managers	164	26
Insurance claims receivable	1,636	511
Prepaid insurance	1,234	1,093
Advances to agents	1,091	1,421
Deferred voyage costs	915	3,132
Other	1,244	1,239
Total prepaid expenses and other current assets	$7,737	$13,179
8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and 2019:
	December 31, 2020	December 31, 2019
Trade accounts payable and accrued expenses	$6,609	$9,716
Accrued vessel and voyage expenses	17,232	32,201
Accrued interest	86	1,090
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 14 — Related Party Transactions)	1,890	1,055
Total accounts payable and accrued expenses	$25,817	$44,062

9.   LONG-TERM DEBT
Long-term debt at December 31, 2020 and 2019 was comprised of the following:
	December 31, 2020	December 31, 2019
$360 Million Facility	$227,500	$327,500
$525 Million Facility	440,000	515,000
$66 Million Facility	47,421	51,810
Total	714,921	894,310
Less: Unamortized deferred financing costs	(12,531)	(15,866)
Less: Current portion	(196,325)	(134,389)
Long-term debt, net of deferred financing costs	$506,065	$744,055
$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 Athena Vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of December 31, 2020, $10,000 of the revolving loan was drawn, while $50,000 was available and undrawn.
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
$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of financing the $460 Million Facility, the $235 Million Facility and the $75 Million Facility (defined below). The $525 Million Facility consists of a term loan of $375,000 and a revolving loan of $150,000, and is collateralized by the 36 vessels that collateralized the $460 Million Facility, the $235 Million Facility and the $75 Million Facility, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of December 31, 2020, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.
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
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Effective interest rate	3.73%	4.77%	4.80%
Range of interest rates (excluding impact of swaps and unused commitment fees)	2.72% to 5.32%	4.30% to 6.06%	4.50% to 5.64%
Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of December 31, 2020.
Maturities — The aggregate maturities of debt for the years ending December 31 are as follows:
2021	$196,325
2022	123,600
2023	123,600
2024	271,396
Total	$714,921
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
On April 29, 2020, the Company entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps are designated as cash flow hedges with a start date of June 30, 2020 and an end date of December 23, 2024, with an aggregate notional amount outstanding of $197,129 at December 31, 2020.
The derivative asset and liability balances at December 31, 2020 and 2019 are as follows:
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liabilities (Current liabilities)	$580	$—
Interest rate contracts	Derivative asset (Noncurrent assets)	—	—	Derivative liabilities (Noncurrent liabilities)	569	—
Total derivatives designated as hedging instruments		—	—		1,149	—
Total Derivatives		$—	$—		$1,149	$—
The components of Accumulated other comprehensive loss included in the Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of December 31, 2020 and 2019. The table below presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Consolidated Balance Sheets at December 31, 2020 and 2019.
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral Received
December 31, 2020 Derivatives	$1,149	$—	$1,149	$—	$—	$1,149
December 31, 2019 Derivatives	—	—	—	—	—	—

11.   ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of Accumulated other comprehensive loss included in the Consolidated Balance Sheets consist of net unrealized gain on cash flow hedges as of December 31, 2020.
The changes in Accumulated other comprehensive loss by component for the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018 are as follows:
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Accumulated other comprehensive income — Beginning of period	$—	$4,387	$6,129
Other comprehensive income before reclassifications	(862)	(6,819)	(2,812)
Amounts reclassified from Accumulated other comprehensive (loss) income	(287)	2,432	1,070
Other comprehensive loss for the period	(1,149)	(4,387)	(1,742)
Accumulated other comprehensive (loss) income — End of period	$(1,149)	$—	$4,387
The realized loss for the year ended December 31, 2020 reclassified from Accumulated other comprehensive income consists of $287 related to interest rate swap contracts. The realized gain for the year ended December 31, 2019 reclassified from Accumulated other comprehensive income consists of a realized loss of ($999) related to interest rate swap contracts, ($2,486) in payments to terminate the swaps and $5,917 related to the amortization of the gain on re-couponed swaps, as discussed in Note 10. The realized gain for the nine months ended December 31, 2018 reclassified from Accumulated other comprehensive income consists of $295 related to interest rate swap contracts and $775 related to the amortizing gain on re-couponed swaps. The realized (loss) gain reclassified from Accumulated other comprehensive income are presented in Interest expense in the Consolidated Statements of Operations.
12.   FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values and carrying amounts of the Company’s financial instruments at December 31, 2020 and 2019 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:
	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$98,059	$98,059	$83,609	$83,609
Restricted cash	6,140	6,140	5,610	5,610
Variable rate debt	714,921	714,921	894,310	894,310
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
The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:
	Level 1	Level 2	Level 3	Total
December 31, 2020
Derivative liabilities	$—	$1,149	$—	$1,149
December 31, 2019
Derivative liabilities	—	—	—	—
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
The Company does not currently have any Level 3 financial assets or liabilities and there have been no transfers in and/or out of Level 3 during the years ended December 31, 2020 and 2019.
13.   REVENUE FROM TIME CHARTERS
The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options, as of December 31, 2020 are as follows:
2021	$43,044
2022	13,511
Total future committed revenue	$56,555

14.   RELATED PARTY TRANSACTIONS
During the years ended December 31, 2020 and 2019, the Company had the following related party transactions.
Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the 25 Athena Vessels acquired in the Merger. During the years ended December 31, 2020 and 2019, the following transactions were recorded for these services:
•
For the years ended December 31, 2020 and 2019, $7,778 and $5,929 was incurred for technical management services, which is included in Vessel expenses in the Consolidated Statements of Operations and have been paid as of December 31, 2020.

•
For the years ended December 31, 2020 and 2019, $2,332 and $1,868 was incurred for commercial management services, which is included in Voyage expenses in the Consolidated Statements of Operations. As of December 31, 2020, $563 remains unpaid, and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.

•
For the years ended December 31, 2020 and 2019, $2,004 and $1,524 was incurred for general management services, which is included in General and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2020, $835 remains unpaid, and is included in Accounts payable and accrued expenses in the Consolidated Balance Sheet.

Working capital is advanced to CSM to procure both voyage and vessel costs. At December 31, 2020, the net funds owed totaled $437, of which $1,453 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet (refer to Note 7 — Prepaid Expenses and Other Current Assets), and the $1,890 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet (refer to Note 8 — Accounts Payable and Accrued Expenses). At December 31, 2019, the net funds advanced totaled $4,748, of which $5,757 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet and the $1,009 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.
At December 31, 2019, amounts received for activity that occurred prior to the Merger that are due to CSM total $46 and are included in Accounts payable and accrued expenses in the condensed consolidated balance sheet. These amounts were settled during the year ended December 31, 2020.
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
The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the years ended December 31, 2020 and 2019, which were issued under the 2019 Plan:

	2020		2019
	Number of RSUs	Weighted Average Grant Date Price	Number of RSUs	Weighted Average Grant Date Price
Outstanding at January 1	74,716	$14.03	—	$—
Granted	47,156	12.08	77,735	14.01
Vested	(52,562)	13.59	—	—
Forfeited	(6,040)	13.70	(3,019)	13.70
Outstanding at December 31	63,270	$12.97	74,716	$14.03
The following table summarizes certain information of the RSUs unvested and vested as of December 31, 2020:
Unvested RSUs December 31, 2020			Vested RSUs December 31, 2020
Number of RSUs	Weighted Average Grant Date Price	Weighted Average Remaining Contractual Life	Number ofRSUs	Weighted Average Grant Date Price
63,270	$12.97	1.4	52,562	$13.59
The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account as they occur. For the years ended December 31, 2020 and 2019, the Company recognized $694 and $445, respectively, of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses. As of December 31, 2020, unrecognized compensation cost of $397 related to RSUs will be recognized over a weighted-average period of 1.4 years.
Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the years ended December 31, 2020 and 2019, which were issued under the 2019 Plan:
	2020		2019
		Weighted		Weighted
	Number of	Average Grant	Number of	Average Grant
	Shares	Date Price	Shares	Date Price
Outstanding at January 1	562,790	$13.44	—	$—
Granted	175,151	12.41	562,790	13.44
Vested	(244,889)	13.59	—	—
Forfeited	(27,738)	13.59	—	—
Outstanding at December 31	465,314	$12.96	562,790	$13.44
The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account as they occur. For the years ended December 31, 2020 and 2019, the Company recognized $3,863 and $3,076, respectively, in nonvested stock amortization expense for the 2019 Plan restricted shares, which is included in General and administrative expenses. As of December 31, 2020, unrecognized compensation cost of $2,397 related to nonvested stock will be recognized over a weighted-average period of 1.7 years.
Performance Awards — The Company granted performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements). The table below summarizes the Company’s nonvested performance awards for the year ended December 31, 2020 that were issued under the 2019 Plan:

	Number of Shares	Weighted Average Grant Date Price
Outstanding at January 1, 2020	—	$—
Granted	133,305	12.60
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2020	133,305	$12.60
For the year ended December 31, 2020, the Company recognized $373 in nonvested stock amortization expense for the 2019 Plan performance awards, which is included in General and administrative expenses. As of December 31, 2020, unrecognized compensation cost of $1,306 related to nonvested stock will be recognized over a weighted-average period of 2.3 years.
The future compensation to be recognized for the aforementioned RSUs, restricted stock and performance awards as of December 31, 2020 is as follows:
2021	$2,693
2022	1,163
2023	244
Total	$4,100
16.   SAVINGS PLAN
The Company’s tax-deferred savings plan (the “401(k) Plan”) permits eligible employees to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit, and the Company matches and makes contributions up to a certain amount of each employee’s eligible earnings. For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, the Company’s 401(k) contribution expense, which is included in General and administrative expenses in the consolidated statements of operations, was $412, $423 and $227, respectively.
17.   COMMITMENTS AND CONTINGENCIES
Commitments — In May 2019, the Company entered into an amendment to extend the term of the operating lease for its office space at 33 Benedict Place, Greenwich, Connecticut, which now expires on July 31, 2026. Under this amended agreement, the future minimum payments for the next five years and thereafter are as follows:
2021	$874
2022	1,035
2023	1,194
2024	1,207
2025	1,221
Thereafter	719
Total future minimum operating lease payments	$6,250
For the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018, the Company’s rent expense, which is included in General and administrative expenses in the consolidated statements of operations, was $1,163, $961 and $576, respectively.
Between March and August of 2020, the Company entered into ballast water treatment contracts for ten MR vessels, with a total contract cost of $9,295, of which $8,617 remains unpaid at December 31, 2020 and will be paid during the year ending December 31, 2021.

In connection with the Merger, four of the acquired vessels contained ballast water treatment contracts. As of December 31, 2020, one of these vessels has had the ballast water treatment system installed, and the remaining three vessels will have the ballast water treatment systems installed during 2021, and the remaining unpaid contract costs of $903 will be paid during the year ending December 31, 2021.
In connection with the Merger, three of the acquired vessels contained scrubber contracts. As of December 31, 2020, two of these scrubbers have been installed and fully paid. The installation of the third one has been cancelled, effectuating a $3.3 million loss, which was recorded to Loss on sale of vessels and cancelled projects in the consolidated statements of operations for the year ended December 31, 2020.
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
Results for the Company’s revenue and loss from operations by segment for the years ended December 31, 2020 and 2019, and the nine months ended December 31, 2018 are as follows:
	Crude Tankers	Product Carriers	Total
For the Year Ended December 31, 2020
Total revenue	$235,563	$360,347	$595,910
Voyage expenses	(73,337)	(115,244)	(188,581)
Vessel expenses	(46,568)	(124,625)	(171,193)
Depreciation and amortization	(40,190)	(75,593)	(115,783)
Loss on sale of vessels and cancelled projects	(29,551)	—	(29,551)
General, administrative other corporate costs and management fees(1)	(7,209)	(22,796)	(30,005)
Income from operations	$38,708	$22,089	$60,797
	Crude Tankers	Product Carriers	Total
For the Year Ended December 31, 2019
Total revenue	$212,788	$366,996	$579,784
Voyage expenses	(88,438)	(142,237)	(230,675)
Vessel expenses	(39,377)	(114,285)	(153,662)
Depreciation and amortization	(37,756)	(70,947)	(108,703)
Loss on sale of vessels	—	(18,344)	(18,344)
General, administrative other corporate costs and management fees(1)	(6,981)	(22,470)	(29,451)
Income (loss) from operations	$40,236	$(1,287)	$38,949

	Crude Tankers	Product Carriers	Total
Nine Months Ended December 31, 2018
Total revenue	$94,783	$180,690	$275,473
Voyage expenses	(41,178)	(96,596)	(137,774)
Vessel expenses	(23,577)	(61,629)	(85,206)
Depreciation and amortization	(23,812)	(42,289)	(66,101)
Loss on sale of vessels	—	(19,970)	(19,970)
General, administrative other corporate costs and management fees(1)	(3,404)	(8,658)	(12,062)
Income (loss) from operations	$2,812	$(48,452)	$(45,640)

(1)
Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula

The reconciliations of total assets of the segments to amounts included in the Consolidated Balance Sheets are as follows:
	December 31, 2020	December 31, 2019
Crude Tankers	$812,261	$896,897
Product Carriers	1,144,562	1,225,235
Corporate unrestricted cash and cash equivalents	3,357	2,609
Other unallocated amounts	1,663	3,641
Consolidated total assets	$1,961,843	$2,128,382
19.   UNAUDITED QUARTELY RESULTS OF OPERATIONS
In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included on a quarterly basis.
	For the Year Ended December 31, 2020
	Quarter Ended
(In Thousands, except for share and per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenue	$209,725	$183,553	$112,597	$90,035
Operating income (loss)	56,624	56,210	(1,809)	(50,228)
Net income (loss)	45,581	46,502	(8,825)	(56,862)
Net income attributable to noncontrolling interest	537	790	839	913
Net income (loss) attributable to Diamond S Shipping Inc.	45,044	45,712	(9,664)	(57,775)
Net income (loss) per share — basic	$1.13	$1.15	$(0.24)	$(1.45)
Net income (loss) per share — diluted	$1.12	$1.14	$(0.24)	$(1.45)
Weighted average common shares outstanding — basic	39,891,346	39,920,559	39,918,427	39,945,070
Weighted average common shares outstanding — diluted	40,159,966	40,111,348	39,918,427	39,945,070

	For the Year Ended December 31, 2019
	Quarter Ended
(In Thousands, except for share and per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$102,656	$149,295	$141,526	$186,307
Operating income (loss)	8,033	4,461	(14,914)	41,369
Net (loss) income	(820)	(8,577)	(27,443)	26,758
Net income (loss) attributable to noncontrolling interest	206	(74)	(1,548)	640
Net (loss) income attributable to Diamond S Shipping Inc.	(1,026)	(8,503)	(25,895)	26,118
Net (loss) income per share — basic and diluted	$(0.04)	$(0.21)	$(0.65)	$0.65
Weighted average common shares outstanding — basic	27,371,252	39,890,698	39,890,698	39,890,699
Weighted average common shares outstanding — diluted	27,371,252	39,890,698	39,890,698	40,143,591
	For the Nine Months Ended December 31, 2018
	Quarter Ended
(In Thousands, except for share and per share data)	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$89,820	$88,122	$97,531
Operating loss	(11,238)	(13,417)	(20,985)
Net loss	(19,993)	(22,285)	(30,236)
Net (loss) income attributable to noncontrolling interest	(417)	(263)	545
Net loss attributable to Diamond S Shipping Inc.	(19,576)	(22,022)	(30,781)
Net loss per share — basic and diluted	$(0.72)	$(0.81)	$(1.13)
Weighted average common shares outstanding — basic and diluted	27,165,696	27,165,696	27,165,696

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
ITEM 9A.
CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.
As of December 31, 2020, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our management conducted an evaluation of our effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of the inherent limitations of internal controls over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-13(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION.

None.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our 2021 Proxy Statement, to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all executive officers, directors and employees. Effective November 10, 2020, our Board of Directors adopted an updated Code of Business Conduct and Ethics (the “Revised Code”). The Revised Code applies to all employees, officers and directors of the Company, as well as to the Company’s agents, representatives and consultants. The Revised Code was adopted to reflect what the Company considers to be current best practices and policies regarding anti-bribery and corruption. The adoption of the Revised Code did not relate to or result in any waiver, explicit or implicit, of any provision of the prior Code of Business Conduct and Ethics. The foregoing description of the Revised Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Code, which, along with our Revised Code, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Conflicts Committee, is available on our website (www.diamondsshipping.com) under “Governance.” We will provide a copy of these documents to any person, without charge, upon request. We intend to make all required disclosures concerning any amendments to, or waivers from, the Revised Code on our website.
ITEM 11.
EXECUTIVE COMPENSATION

The information required by this item will be set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth in our 2021 Proxy Statement to be filed with the SEC within 120 days of December 31, 2020, and is incorporated into this Annual Report on Form 10-K by reference.

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
(a)(3) Exhibit
Exhibit Number	Description
2.1	Transaction Agreement, dated as of November 27, 2018 (the “Transaction Agreement”), by and among DSS Holdings L.P., DSS Crude Transport Inc., DSS Products Transport Inc., Diamond S Technical Management LLC, Capital Product Partners L.P., Athena SpinCo Inc., Athena Mergerco 1 Inc., Athena Mergerco 2 Inc., Athena Mergerco 3 LLC, and Athena Mergerco 4 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form 10, initially filed on December 21, 2018 (the “Form 10”))†
2.2	Amendment No. 1 to the Transaction Agreement, dated as of March 7, 2019 (incorporated by reference to Exhibit 2.2 to the Form 10)
3.1	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2019 (the “March 21 Form 8-K”))
3.2	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the March 21 Form 8-K)
4.1	Registration Rights Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 29, 2019 (the “March 29 Form 8-K”))
4.2	Director Designation Agreement, dated March 27, 2019, with certain former CPLP investors (incorporated by reference to Exhibit 10.2 to the March 29 Form 8-K)
4.3	Director Designation Agreement, dated March 27, 2019, with certain WLR investors (incorporated by reference to Exhibit 10.3 to the March 29 Form 8-K)
4.4	Director Designation Agreement, dated March 27, 2019, with First Reserve Investors (incorporated by reference to Exhibit 10.4 to the March 29 Form 8-K)
4.5	Description of Securities
10.1	Management and Services Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.5 to the March 29 Form 8-K)
10.2	Commercial Management Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.6 to the March 29 Form 8-K)
10.3	Form of Technical Management Agreement (incorporated by reference to Exhibit 10.7 to the March 29 Form 8-K)
10.4	Credit Agreement, dated as of August 9, 2016 (the “$66 Million Credit Facility Agreement”), relating to a term loan facility in the aggregate amount of up to $66 million, by and among, inter alios, NT Suez Holdco LLC, as Borrower, the lenders party from time to time thereto, Crédit Agricole Corporate and Investment Bank, as administrative agent, collateral agent and as a lender, NT Suez GP LLC, as Parent Guarantor, and the subsidiary guarantors party to the guaranty thereunder (incorporated by reference to Exhibit 10.10 to the Form 10)

Exhibit Number	Description
10.5	Amendment No. 1 to the $66 Million Credit Facility Agreement, dated as of November 27, 2018 (incorporated by reference to Exhibit 10.11 to the Form 10)
10.6	Credit Agreement, dated as of March 27, 2019 (the “$360 Million Credit Facility Agreement”), relating to a term loan facility in the aggregate amount of up to $300 million and revolving facility in the amount of up to $60 million, by and among, inter alios, Diamond S Finance LLC, as Borrower, the lenders party from time to time thereto, Nordea Bank ABP, New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the March 29 Form 8-K)
10.7	Amendment No. 1 to the $360 Million Credit Facility Agreement, dated May 14, 2019 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019)
10.8	Credit Agreement, dated as of December 23, 2019, relating to a term loan facility in the aggregate amount of up to $375 million and revolving facility in the amount of up to $150 million, by and among Diamond S Shipping Inc., the lenders party thereto and Nordea Bank Abp, New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2019)
10.9	Diamond S Shipping Inc. 2019 Equity and Incentive Compensation Plan, amended as of March 27, 2019 (incorporated by reference to Exhibit 10.9 to the March 29 Form 8-K)
10.10	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the March 21 Form 8-K)
10.11	Form of Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.13 to the Form 10)
10.12	Employment Agreement, dated as of April 9, 2020, between Diamond S Management LLC and Craig H. Stevenson, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2020 (the “May 13 Form 10-Q”))
10.13	Employment Agreement, dated as of April 2, 2020, between Diamond S Management LLC and Kevin M. Kilcullen (incorporated by reference to Exhibit 10.2 to the May 13 Form 10-Q)
10.14	Employment Agreement, dated as of April 7, 2020, between Diamond S Management LLC and Sanjay Sukhrani (incorporated by reference to Exhibit 10.3 to the May 13 Form 10-Q)
10.15	Amendment to Employment Agreement, dated as of January 13, 2021, between Diamond S Management LLC and Craig H. Stevenson, Jr.
10.16	Amendment to Employment Agreement, dated as of January 13, 2021, between Diamond S Management LLC and Kevin M. Kilcullen
10.17	Amendment to Employment Agreement, dated as of January 13, 2021, between Diamond S Management LLC and Sanjay Sukhrani
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Seward & Kissel LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 16, 2021
DIAMOND S SHIPPING INC.
By:
/s/ Craig H. Stevenson, Jr.

Name: Craig H. Stevenson, Jr.
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Craig H. Stevenson, Jr. Craig H. Stevenson, Jr.	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2021
/s/ Kevin M. Kilcullen Kevin M. Kilcullen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2021
/s/ Alexandra Kate Blankenship Alexandra Kate Blankenship	Director	March 16, 2021
/s/ Gerasimos G. Kalogiratos Gerasimos G. Kalogiratos	Director	March 16, 2021
/s/ Harold L. Malone III Harold L. Malone III	Director	March 16, 2021
/s/ Nadim Z. Qureshi Nadim Z. Qureshi	Director	March 16, 2021
/s/ Bart H. Veldhuizen Bart H. Veldhuizen	Director	March 16, 2021
/s/ George Cambanis George Cambanis	Director	March 16, 2021