Form 10-K/A
period 2020-12-31
Diamond S Shipping Inc.
filed 2021-04-30
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2021, there were 40,596,182 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Diamond S Shipping Inc.

Form 10-K/A for the Year Ended December 31, 2020

EXPLANATORY NOTE

Diamond S Shipping Inc. (the “Company,” “Diamond S,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021, to include the information that was previously omitted from Items 10 through 14 of Part III of the 2020 10-K. This information was previously omitted from the 2020 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide the information required by Part III (Items 10 through 14) of Form 10-K.

This Amendment amends and restates Items 10 through 14, in their entirety, of the 2020 10-K. The cover page of the 2020 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also amends and restates Part IV, Item 15 to include the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2020 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2020 10-K. This Amendment does not reflect events occurring after the date of the filing of the 2020 10-K, nor does it amend, modify or otherwise update any other information in the 2020 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with the 2020 10-K and with our filings with the SEC subsequent to the filing of the 2020 10-K.

Capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to such terms in the 2020 10-K.

Additional Information

On March 30, 2021, Diamond S, International Seaways, Inc., a Republic of the Marshall Islands corporation (“INSW”), and Dispatch Transaction Sub, Inc., a Republic of the Marshall Islands corporation and wholly-owned subsidiary of INSW (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Diamond S and INSW have agreed, subject to the terms and conditions of the Merger Agreement, to effect a stock-for-stock merger of their respective businesses whereby Merger Sub will merge with and into Diamond S, resulting in Diamond S surviving the merger as a wholly owned subsidiary of INSW (the “Merger”).

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Articles of Incorporation require our Board of Directors to consist of no fewer than three nor more than 15 members. Our Bylaws currently provide that our Board of Directors consists of seven members, with all Directors being elected annually to serve until the next Annual Meeting of Shareholders and until his or her respective successor is elected and qualified or until his or her earlier death, resignation, retirement, disqualification or removal. The seven directors have terms expiring at our 2021 Annual Meeting of Shareholders.

Our Bylaws provide that officers are elected by and serve at the discretion of the Board of Directors and shall consist of a Secretary, and may consist of one or more of the following: a Chief Executive Officer, a President, a Treasurer, a Chief Operating Officer, a Chief Financial Officer, one or more Senior Vice Presidents, one or more Vice Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers and such other officers as the Board may from time to time determine.

Except as indicated herein, there are no arrangements or understandings between any current director or officer and any other person pursuant to which such director or officer was selected as such.

Set forth below is certain information concerning our directors and executive officers, effective as of April 27, 2021.

Name(*)	Age	Position	Position Held Since
Alexandra Kate Blankenship(1)(2)(3)(4)	56	Director	Director Since March 2019
Gerasimos G. Kalogiratos	43	Director	Director Since March 2019
Harold L. Malone III(2)	46	Director	Director Since March 2019
Nadim Z. Qureshi(1)	46	Director and Chairman	Director Since March 2019
Craig H. Stevenson, Jr.	67	Director, Chief Executive Officer and President	Director Since March 2019
Bart H. Veldhuizen(1)(2)(3)(4)	54	Director	Director Since March 2019
George Cambanis (3)(4)	70	Director	Director Since March 2020
Kevin M. Kilcullen	44	Chief Financial Officer	Executive Officer Since April 2019
Sanjay Sukhrani	59	Chief Operating Officer	Executive Officer Since March 2019
Anoushka Kachelo	41	General Counsel and Secretary	Executive Officer Since November 2019

*	Michael G. Fogarty served as our Senior Vice President — Commercial from March 2019 through November 2020.

(1)	Member of the Compensation Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Audit Committee

(4)	Member of the Conflicts Committee

Biographies of Current Directors and Executive Officers

Alexandra Kate Blankenship, Director

Mrs. Blankenship has served as a director of Diamond S since March 2019. Mrs. Blankenship joined Frontline Ltd in 1994 and served as its Chief Accounting Officer and Company Secretary until October 2005. Among other positions, she has served on the board of numerous companies, including as director and audit committee member of North Atlantic Drilling Ltd. from 2011 to 2018, Archer Limited from 2007 to 2018, Golden Ocean Group Limited from 2004 to 2018, Frontline Ltd. from August 2003 to 2018, Avance Gas Holding Limited from 2013 to 2018, Ship Finance International Limited from October 2003 to 2018, Golar LNG Limited from 2003 to 2015, Golar LNG Partners LP from 2007 to 2015, Seadrill Limited from 2005 to 2018, Seadrill Partners LLC from 2012 to 2018, and Borr Drilling Limited since February 2019 and 2020 Bulkers Limited since February 2019. Mrs. Blankenship is a Member of the Institute of Chartered Accountants in England and Wales. Mrs. Blankenship brings valuable expertise and over 20 years of experience in international shipping.

Gerasimos (Jerry) G. Kalogiratos, Director

Mr. Kalogiratos has served as a director of Diamond S since March 2019. Mr. Kalogiratos currently serves as the Chief Executive Officer of the general partner of NASDAQ listed Capital Product Partners L. P. (NASDAQ: CPLP). He has previously served in the positions of Chief Operating Officer and Chief Financial Officer of CPLP. Mr. Kalogiratos joined Capital Maritime & Trading Corp. (“CMTC”), the sponsor of CPLP, in 2005 and was part of the team that completed the initial public offering of CPLP in 2007. He has also served as Chief Financial Officer and director of NYSE-listed Crude Carriers before its merger with CPLP in September 2011. Before he joined CMTC, he worked in equity sales in Greece. Mr. Kalogiratos has over 15 years of experience in the shipping and finance industries, specializing in vessel acquisition and projects and shipping finance, and brings valuable industry experience to the Board of Directors.

Harold (Hal) L. Malone III, Director

Mr. Malone has served as a director of Diamond S since March 2019. Mr. Malone is the founder of White Fir Global, Inc., a strategic advisory firm focused on the maritime, offshore and energy industries from April 2021. He previously served as Head of Transportation for Invesco Private Markets, a private investing division of Invesco Ltd., having joined in 2017. Mr. Malone has also served on the Board of Directors for Navigator Holdings Ltd., an owner and operator of liquefied gas carriers, from 2017 to 2020 and Nautical Bulk Holdings Ltd, a dry bulk shipping company from 2017 to 2021. Prior to joining Invesco Private Markets, Mr. Malone served as the Chief Strategic Officer for the Navig8 Group. Before Navig8, he spent over 18 years in investment banking, most recently as a Managing Director in the maritime group at Jefferies LLC. Mr. Malone has significant expertise in the shipping industry as well as finance.

Nadim Z. Qureshi, Director

Mr. Qureshi has served as a director of Diamond S since March 2019. He is the co-founder and has served as managing partner of BroadPeak Global LP, an independent private equity firm dedicated to opportunistic buyouts and special situation transactions in the global industrials, advanced materials and chemical sectors from September 2020. He previously served as Managing Partner at Invesco Private Capital, Inc., a private investing division of Invesco Ltd., since 2018, and served as Managing Director from 2015. Mr. Qureshi was a Director of Nexeo Solutions, from 2016 to 2017. He was a Partner at Quinpario Partners LLC from 2012 to 2015. From 2005 to 2012, he held multiple leadership roles at Solutia Inc. including corporate development, strategy and P&L responsibility. Mr. Qureshi was a member of the executive team that led the restructuring and transformation of Solutia from a bankrupt, commodity producer to a global, highly profitable specialty business until its sale to EastmanChemical in 2012. Mr. Qureshi has expertise in investing and finance.

Craig H. Stevenson, Jr., Chief Executive Officer, President and Director

Mr. Stevenson has served as Chief Executive Officer and a director of Diamond S since March 2019. Mr. Stevenson previously served as Chief Executive Officer, President and as a member of the board of directors of DSS Holdings L.P. (“DSS LP”) since it was founded in 2007. Mr. Stevenson was formerly the Chairman of the Board and Chief Executive Officer of OMI Corporation, having first joined in 1993 as Senior Vice President — Commercial. In 2007, Mr. Stevenson oversaw the sale of OMI, and subsequently founded DSS LP. Mr. Stevenson was non-executive Chairman and subsequently a board member of SFL Corporation Limited (formerly Ship Finance International Limited), a NYSE-listed diversified shipping company, from September 2007 until September 2009 and non-executive Chairman of Intermarine, one of the largest project cargo carriers in the world, from July 2008 to April 2018. He is currently a Director of the American Bureau of Shipping, the second largest classification society. Mr. Stevenson attended Lamar University, where he graduated with a degree in Business Administration. As the Company’s Chief Executive Officer and President, Mr. Stevenson provides the Board of Directors with knowledge of the daily affairs of the Company and with essential experience, insight and expertise in the shipping industry.

Bart H. Veldhuizen, Director

Mr. Veldhuizen has served as a director of Diamond S since March 2019. Mr. Veldhuizen has been working in the shipping industry since 1994 on both the banking and non-banking sides. Mr. Veldhuizen previously served on the board of managing directors of DVB Bank SE where he was, among other things, responsible for the bank’s Shipping & Offshore franchises. Mr. Veldhuizen is also a former director of Seadrill Partners LLC and Golar LNG Partners LP. He started his career with Van Ommeren Shipping, a Dutch public shipping and storage company after which he joined DVB Bank SE as a shipping banker. In 2000, he joined Smit International, a publicly listed Maritime service provider active in salvage, marine contracting and harbor towage. In 2003, he joined NIBC Bank, a Dutch-based merchant bank. From August 2007 until October 2011, he was the Managing Director & Head of Shipping of Lloyds Banking Group plc. Mr. Veldhuizen currently serves on the board of Eagle Bulk Shipping Inc., a Nasdaq-listed integrated drybulk shipping company. Through his privately owned company Aquarius Maritime Capital ltd, Mr. Veldhuizen brings over 20 years of valuable, relevant experience in international shipping finance and banking to the Board of Directors.

George Cambanis, Director

Mr. Cambanis has served as a director of Diamond S since March 2020. Mr. Cambanis is a South African Chartered Accountant and Greek Certified Public Accountant. Since his retirement in 2017, Mr. Cambanis has advised maritime-related technology startups and venture capital firms in the United States, the United Kingdom and Israel. Mr. Cambanis has been a Managing Director at YieldStreet Marine Finance, an investment platform for asset-based investment opportunities, since April 2018, a director of Greek financial technology company Flexfin S.A. since 2018, an advisor and investor at marine technology company Sea Machine Robotics since 2017 and an advisor director at Alpha Trust, an independent asset manager, since January 2020. From 1976 through 2017, Mr. Cambanis worked at Deloitte and its correspondent firm in Athens, Greece. In 2004, he established and led the Deloitte Global Shipping & Ports practice in Greece providing advisory and audit services to shipping companies seeking to raise capital in the U.S., including advising on the listing of ten Greek shipping companies on the NYSE and NASDAQ. Mr. Cambanis was the founder of Deloitte Greece, merging it with the Greek practice of Touche Ross in 1990. Prior to that, he served as an audit manager and assisted in the establishment of the Greek Institute of Certified Public Accountants in 1992. Mr. Cambanis completed the Articles of Clerkship with Coopers & Lybrand in South Africa and qualified as a South African Chartered Accountant in 1975. Mr. Cambanis brings valuable expertise and over 40 years of experience in international shipping.

Kevin M. Kilcullen, Chief Financial Officer

Mr. Kilcullen has served as Chief Financial Officer of Diamond S since April 2019. Immediately prior to joining Diamond S, Mr. Kilcullen served as Chief Financial Officer at Team Tankers International Ltd. since February 2016. Prior to that, he was employed as Chief Financial Officer at Principal Maritime Tankers Corporation (“Principal”) in Southport, Connecticut. Prior to joining Principal in 2012, Mr. Kilcullen was a Senior Vice President at Jefferies Capital Partners, an international private equity investment firm and was primarily responsible for investments in the maritime industry. Preceding that, he was an investment banker at ING Barings. Mr. Kilcullen holds a B.A. in economics from Harvard University and an M.B.A. from Columbia University.

Sanjay Sukhrani, Chief Operating Officer

Mr. Sukhrani has served as Chief Operating Officer of Diamond S since March 2019. Mr. Sukhrani previously served as Chief Operating Officer of DSS LP since 2010 and from March 2009 to 2010 as Vice President — Operations. Prior to joining DSS LP, Mr. Sukhrani was Vice President/General Manager of Gemini Tankers, part of Teekay, from May 2007 to March 2009. Mr. Sukhrani was Head of Operations of OMI from September 2001 to May 2007 and served as a Vice President of OMI from the third quarter of 2004 through May 2007. Mr. Sukhrani has sailed for 17 years on tankers, bulk carriers and container vessels, including five years as a Master. Mr. Sukhrani graduated from New York University’s Stern School of Business and holds a master’s degree in business administration.

Anoushka Kachelo, General Counsel and Secretary

Mrs. Kachelo has served as General Counsel and Secretary of Diamond S since November 2019. Prior to joining Diamond S, Mrs. Kachelo served as Corporate Secretary of Scorpio Tankers Inc. and Scorpio Bulkers Inc. from December 2013 to December 2018. She joined the Scorpio group of companies in September 2010 as Senior Legal Counsel. Prior to that, Mrs. Kachelo was Legal Counsel for the Commodities Team at JPMorgan (London), and preceding that in private practice for the London office of McDermott Will & Emery and Linklaters. Mrs. Kachelo is a Solicitor of the Supreme Court of England & Wales and has worked in the fields of commodity trading, energy and asset finance. She has a BA in Jurisprudence from the University of Oxford (U.K.).

Committees of the Board of Directors and Meetings

Meeting Attendance

During the fiscal year ended December 31, 2020, the Board of Directors held a total of seventeen meetings (including regularly scheduled and special meetings) and acted three times via unanimous written consent. In that fiscal year, all directors attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were directors and the committees on which they served (with the exception of the Conflicts Committee, where directors attended meetings in accordance with the terms of the Conflicts Committee Charter). Our directors are expected to attend our annual meeting of shareholders, if reasonably possible. From time to time, the Board may create special committees to address specific matters such as financial or corporate transactions.

Committees and Committee Charters

Our Board of Directors has established the following standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Conflicts Committee. Our Board may, in the future, establish such other committees as it determines from time to time. The charter of each of these committees is available on our website at http://www.diamondsshipping.com/governance/governance-documents/.

Audit Committee

From March 2020 and the beginning of 2021, the Audit Committee was comprised of three members, Mrs. Blankenship (Chair), Mr. Veldhuizen and Mr. Cambanis. Mr. Malone initially served on the Audit Committee, and subsequently resigned from the Audit Committee on March 12, 2020. In March 2020 the Board appointed George Cambanis, to the Audit Committee to fill the vacancy created by Mr. Malone’s resignation. Each member of the Audit Committee has the ability to read and understand fundamental financial statements. The Board has determined that Mrs. Blankenship, Mr. Veldhuizen and Mr. Cambanis satisfy the SEC and NYSE requirements relating to independence of audit committee members. The Audit Committee meets as frequently as necessary to carry out its responsibilities under the Audit Committee charter, and periodically meets with the Company’s management, internal audit function and independent external auditors separately from the Board. During the fiscal year ended December 31, 2020, the Audit Committee held six meetings and did not act via unanimous written consent.

The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of the Company’s financial statements. The functions and responsibilities of the Audit Committee include:

•	reviewing with the Company’s independent auditors its plans for, and the scope of, its annual audit and other examinations;

•	reviewing the audited annual financial statements and quarterly financial information with management and the Company’s independent auditors;

•	reviewing public releases from the Company that contain earnings and other financial information;

•	ensuring an anonymous and independent avenue for confidential submission of concerns regarding questionable accounting or auditing matters and addressing any submission raised by the Company’s employees regarding questionable accounting or auditing matters;

•	establishing procedures for the confidential receipt, retention and treatment of complaints regarding accounting, internal accounting controls, or auditing matters;

•	annually reviewing and reassessing the adequacy of the Audit Committee charter;

•	identifying and recommending to the shareholders the appointment, retention, compensation, oversight and termination of the services of the Company’s independent auditors, reviewing any disagreements between management and the auditors regarding financial reporting and reviewing the scope of the annual audit and establishing the fees to perform the annual audit;

•	establishing policies and procedures for the review and pre-approval by the Audit Committee of permissible non-audit services to be performed by the Company’s independent auditors;

•	reviewing the Company’s internal control systems and significant changes in internal controls, the Company’s internal audit procedures and the Company’s disclosure controls and procedures, and management reports thereon;

•	evaluating management’s implementation of mandated changes to accounting and reporting requirements, as outlined by the Company’s independent auditors, or other recommendations made by the Company’s independent auditors;

•	reviewing matters related to the Company’s corporate compliance activities; and

•	considering possible conflicts of interest of members of the Board and management and making recommendations to prevent, minimize or eliminate such conflicts of interest.

The responsibilities and activities of the Audit Committee are further described in “Report of the Audit Committee” and the Audit Committee charter.

Our Board of Directors has determined that the Audit Committee currently consists entirely of directors who meet the independence requirements of the NYSE listing standards and Rule 10A-3 of the Exchange Act. The Board has also determined that each member of the Audit Committee has sufficient knowledge and understanding of the Company’s financial statements to serve on the Audit Committee and is financially literate within the meaning of the NYSE listing standards as interpreted by the Board. The Board has further determined that Mrs. Blankenship satisfies the definition of "audit committee financial expert" as defined under federal securities laws. See also “Corporate Governance Matters—Director Independence.”

Nominating and Corporate Governance Committee and Director Nominations

Role of the Nominating and Corporate Governance Committee

From March 2020 and the beginning of 2021, the Nominating and Corporate Governance Committee was comprised of three members, Mr. Veldhuizen (Chair), Mr. Malone and Mrs. Blankenship. The Board has determined that Mr. Veldhuizen, Mr. Malone and Mrs. Blankenship satisfy the NYSE requirements relating to independence of nominating and corporate governance committee members. Mr. Kalogiratos initially served on the Nominating and Corporate Governance Committee, but was replaced by Mrs. Blankenship in March 2020. The Nominating and Corporate Governance Committee meets at least annually, and as often as it deems necessary to carry out its responsibilities under the Nominating and Corporate Governance Committee charter. During the fiscal year ended December 31, 2020, the Nominating and Corporate Governance Committee held six meetings and acted once via unanimous written consent.

The functions and responsibilities of the Nominating and Corporate Governance Committee include:

•	reviewing, and making recommendations regarding the composition and appropriate size of the Board;

•	monitoring and making recommendations with respect to the purpose, structure and operations of the various committees of the Board and the qualifications and criteria for membership on each committee of the Board;

•	making recommendations regarding changes in the composition of the committees of the Board;

•	reviewing and reporting to the Board on a periodic basis regarding matters of corporate governance and corporate responsibility and sustainability;

•	identifying individuals qualified to become members of Board and recommending candidates to the Board to fill new or vacant positions; and

•	annually reviewing and reassessing the adequacy of the Nominating and Corporate Governance Committee charter.

The responsibilities and activities of the Nominating and Corporate Governance Committee are further described in the Nominating and Corporate Governance Committee charter.

Director Nomination Process

To fulfill its responsibility to recruit and recommend to the full Board nominees for election as Directors, the Nominating and Corporate Governance Committee reviews the composition of the full Board to periodically assess, develop and communicate with the Board concerning the appropriate criteria for nominating and appointing directors, including the size and composition of the Board, applicable listing standards, laws, rule and regulations, the consideration of stockholder nominees, the Company’s Corporate Governance Guidelines and other factors considered appropriate by the Board or Nominating and Corporate Governance Committee.

In identifying new director candidates, the Nominating and Corporate Governance Committee seeks advice and names of candidates from Nominating and Corporate Governance Committee members, other members of the Board, members of management and other public and private sources. In recommending candidates, the Nominating and Corporate Governance Committee considers such factors as it deems appropriate, consistent with the Company’s Corporate Governance Guidelines, which may include, among other things, judgment, skill, diversity, integrity, experience with businesses and other organizations of comparable size, the interplay of the candidates experience with the experience of other Board members, and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board.

After the Nominating and Corporate Governance Committee completes its evaluation, it presents its recommendations to the Board for consideration and approval. The Nominating and Corporate Governance Committee has the power to retain independent counsel, consultants or advisors to assist it in carrying out its responsibilities and duties and will have appropriate resources from the Company to discharge its responsibilities and to fund the payment of reasonable compensation to any consultants or advisors.

Stockholder Recommendations.   The Nominating and Corporate Governance Committee will consider director candidates suggested by the Company’s stockholders provided that the recommendations are made in accordance with the same procedures required under the Bylaws for nomination of directors by stockholders. Shareholder nominations that comply with these procedures and that meet the criteria outlined therein will receive the same consideration that the Nominating and Corporate Governance Committee’s nominees receive. The Company will report any material change to this procedure in an appropriate filing with the SEC and will make any such changes available promptly on the SEC Filings section of the Company’s website at www.diamondsshipping.com.

Director Designation Agreements.   Certain of our directors have been nominated to the Board by the Nominating and Corporate Governance Committee pursuant to Director Designation Agreements entered into with certain of our shareholders in connection with the Transactions, as further explained under “Certain Relationships and Related Transactions and Director Independence Director Designation Agreements” below. Mrs. Blankenship, Mr. Malone and Mr. Qureshi are the director nominees of the Former DSS Holders and Mr. Kalogiratos and Mr. Cambanis are the director nominees of the Former CPLP Holders.

Compensation Committee

From March 2020 and the beginning of 2021, the Compensation Committee was comprised of three members, Mr. Qureshi (Chair), Mrs. Blankenship and Mr. Veldhuizen. The Board has determined that Mr. Qureshi, Mrs. Blankenship and Mr. Veldhuizen satisfy the NYSE requirements relating to independence of compensation committee members. Mr. Kalogiratos initially served on the Compensation Committee, but was replaced by Mr. Veldhuizen in March 2020. The Compensation Committee meets as often as it deems necessary to carry out its responsibilities under the Compensation Committee charter. During the fiscal year ended December 31, 2020, the Compensation Committee held 11 meetings and acted two times via unanimous written consent.

The Compensation Committee establishes, administers and reviews the Company’s policies, programs and procedures for compensating the Company’s executive officers and directors. The functions and responsibilities of the Compensation Committee include:

•	establishing compensation philosophy and policies applicable to the Company’s key officers, including the Company’s Chief Executive Officer;

•	approving annual bonus, if any, and long-term equity incentive plans;

•	approving performance measures, goals and objectives under performance-based incentive plans for the Company’s key officers;

•	establishing guidelines for long-term equity grants and determining stock ownership guidelines, if any, for the Company’s key officers;

•	approving appointments, terminations, employment agreements, consulting agreements, severance arrangements and related compensation and benefit packages;

•	reviewing and recommending compensation for members of the Company’s Board of Directors;

•	overseeing regulatory compliance with respect to compensation matters, including policies on structuring compensation programs to preserve tax deductibility; and

•	annually reviewing and reassessing the adequacy of the Compensation Committee charter.

The responsibilities and activities of the Compensation Committee are further described in the Compensation Committee charter. Additionally, as part of the process for approving compensation for executive officers, other than our Chief Executive Officer, the Compensation Committee reviews and considers the recommendations of our Chief Executive Officer. The Compensation Committee engaged Pearl Meyer & Partners LLC as its independent compensation consultant.

Except as otherwise provided in the Company’s Articles of Incorporation, Bylaws or resolution of the Board, the Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee or as otherwise permitted by the terms of any compensation or benefit plan, program, policy, agreement or arrangement approved by the Compensation Committee or the Board. In particular, the Compensation Committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the Compensation Committee who are “non-employee directors” within the meaning under Rule 16b-3 of the Exchange Act.

Conflicts Committee

During 2020 and the beginning of 2021, the Conflicts Committee was comprised of three members, Mrs. Blankenship, Mr. Veldhuizen and Mr. Cambanis. The Board has determined that Mrs. Blankenship, Mr. Veldhuizen and Mr. Cambanis satisfy the SEC and NYSE requirements relating to independence of conflicts committee members. The Conflicts Committee meets as frequently as necessary to carry out its responsibilities under the Conflicts Committee charter, and may periodically meet with the Company’s management, personnel and other resources of the Company separately from the Board. During the fiscal year ended December 31, 2020, the Conflicts Committee held five meetings and did not act via unanimous written consent. The Conflicts Committee retains White & Case as legal advisors.

The functions and responsibilities of the Conflicts Committee include:

•	reviewing and evaluating any actual or potential Related Party Transaction (as defined in the Corporate Governance Guidelines of the Company) that the Board refers, or that is otherwise referred by any other means, to the Conflicts Committee for consideration; and

•	determining whether any such Related Party Transaction referred to the Conflicts Committee would be fair and reasonable to the Company, negotiating the terms and conditions of any Related Party Transaction and, if the Conflicts Committee deems appropriate, approving the execution and delivery of documents in connection therewith, and/ or recommending to the Board action to be taken with respect to the matter.

The responsibilities and activities of the Conflicts Committee are further described in the Conflicts Committee charter.

Corporate Governance

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines covering, among other things, the duties and responsibilities of, and independence standards applicable to, our directors. Our Corporate Governance Guidelines also address, among other things, director qualifications, the Board’s role in overseeing the compensation of the Chief Executive Officer, director compensation and performance, and management succession planning. A copy of our Corporate Governance Guidelines is available on our website at http://www.diamondsshipping.com/governance/governance-documents/.

Director Independence

The Board of Directors has determined that, as of the date hereof, each of Messrs. Veldhuizen and Cambanis and Mrs. Blankenship is an “independent director” as defined under the applicable NYSE standards, SEC rules and the Company’s Corporate Governance Guidelines and each of Messrs. Qureshi and Malone is an “independent director” as defined under the applicable NYSE standards. Therefore, the Board has satisfied its objective as set forth in the Corporate Governance Guidelines as well as NYSE listing standards, requiring that at least a majority of the Board consist of independent directors. As required under the NYSE listing standards, in making its determinations, the Board of Directors has considered whether any director has a direct or indirect material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. In addition, the Board considered a series of certain specific transactions, relationships and arrangements expressly enumerated in the NYSE independence definition that would preclude the Board from determining a Director to be independent. Specifically, a member of the Board of Directors may not be considered independent if such member:

•	is or has been employed by the Company within the last three years (other than as interim Chairman of the Board of Directors or interim Chief Executive Officer);

•	has an immediate family member who is, or has been, employed by the Company as an executive officer within the last three years;

•	has received, or has an immediate family member who has received, more than $120,000 in direct compensation from the Company during any twelve-month period within the last three years, other than for services as a member of the Board of Directors or compensation for prior service (including pension or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service); provided that, compensation received by a director for former service as an interim Chairman or Chief Executive Officer or other executive officer need not be considered in determining independence under this test; provided further that, compensation received by an immediate family member for service as an employee of the Company (other than an executive officer) need not be considered in determining independence under this test;

•	(A) is a current partner or employee of a firm that is the Company’s internal or external auditor; (B) has an immediate family member who is a current partner of a firm that is the Company’s internal or external auditor; (C) has an immediate family member who is a current employee of a firm that is the Company’s internal or external auditor and personally works on the Company’s audit; or (D) is, or has been within the last three years, or has an immediate family member who is, or has been within the last three years, a partner or employee of a firm that is the Company’s internal or external auditor and personally worked on Company’s audit within such time;

•	is, or has been within the last three years, or has an immediate family member who is, or has been within the last three years, employed as an executive officer of a public company where any of the Company’s present executive officers at the same time serve or served as a member of such public company’s compensation committee; or

•	is, or has been within the last three years, an employee of a significant customer or supplier of the Company, including any company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, or has an immediate family member who is, or has been within the last three years, an executive officer of such a significant customer or supplier; provided that contributions to not- for-profit organizations shall not be considered payments for purposes of this test.

After careful review of the categorical tests enumerated under the NYSE independence definition, the individual circumstances of each director with regard to each director’s business and personal activities and relationships as they may relate to us and our management, the Board has concluded that each of the aforementioned directors has no relationship with the Company that would interfere with such director’s exercise of independent judgment in carrying out his or her responsibilities as a director of the Company.

Code of Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all executive officers, directors and employees. Effective November 10, 2020, our Board of Directors adopted an updated Code of Business Conduct and Ethics (the “Revised Code”). The Revised Code applies to all employees, officers and directors of the Company, as well as to the Company’s agents, representatives and consultants. The Revised Code was adopted to reflect what the Company considers to be current best practices and policies regarding anti-bribery and corruption. The adoption of the Revised Code did not relate to or result in any waiver, explicit or implicit, of any provision of the prior Code of Business Conduct and Ethics. The foregoing description of the Revised Code does not purport to be complete and is qualified in its entirety by reference to the full text of the Revised Code, which, along with our Revised Code, Corporate Governance Guidelines and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Conflicts Committee, is available on our website (www.diamondsshipping.com) under “Governance.” We will provide a copy of these documents to any person, without charge, upon request. We granted no waivers under our Code of Ethics during the fiscal year ended December 31, 2020. We intend to make all required disclosures concerning any amendments to, or waivers from, the Revised Code on our website.

Anti-Hedging and Pledging Policy

The Company has adopted an Insider Trading Policy that prohibits the Company’s officers, directors and certain other individuals from engaging in transactions of a speculative nature, including, (i) pledging any of our securities as collateral for a loan, (ii) holding our securities in a margin account, (iii) engaging in short sales, (iv) buying or selling put or call positions or other derivative positions in the Company’s securities, and (v) entering into hedging transactions or similar arrangements with respect to the Company’s securities.

Business Relationships and Related Person Transactions Policy

Under a written policy adopted by the Company’s Board of Directors, the Conflicts Committee is responsible for reviewing and approving all transactions between us and certain “related persons,” such as the Company’s executive officers, directors and owners of more than 5% of its voting securities. In reviewing a transaction, the Conflicts Committee considers the relevant facts and circumstances, including the benefits to the Company, any impact on director independence, whether the terms are consistent with a transaction available on an arms-length basis and whether those related person transactions are determined to be in (or not inconsistent with) the Company’s best interests and the best interests of the Company’s shareholders. Any Conflicts Committee member shall be excused from and not participate in any meetings or portions thereof to permit the remaining members of the Conflicts Committee to deliberate and/or act on any matter in which such member has a conflict of interest or in which such member’s participation is otherwise not appropriate, either because such member is nominated by a shareholder of the Company that has an interest in the applicable Related Party Transaction under consideration or otherwise. The related persons transaction policy is available in the Company’s Corporate Governance Guidelines, which is available on the Company’s website at http://www.diamondsshipping.com/governance/governance-documents/ and is available in print. The Company will also post on the Company’s website any amendment to, or waiver from, a provision of the policy as required by law.

Board Leadership Structure

We recognize that different Board of Directors leadership structures may be appropriate for the Company during different periods of time and under different circumstances. We believe that the most effective leadership structure for the Company at the present time is to maintain the separate positions of Chairman of the Board and Chief Executive Officer. We believe that our current Board of Directors leadership structure is suitable for us because it allows the Chief Executive Officer to focus on the full-time job of running the Company’s business, while allowing the Chairman to lead the Board in its role of providing advice and independent oversight of management.

In connection with the Transactions, the Director Designation Agreements (further discussed below) specify that until the 2022 Annual Meeting of Shareholders, the Chairman of the Board will be designated by WLR, provided that WLR and its affiliates continue to beneficially own more than 50% from that owned at the closing of the Transactions.

Executive Sessions of Independent Directors

As required pursuant to our Corporate Governance Guidelines, an executive session of the non-management directors will be held or offered to be held by the Chair of the Board in conjunction with each regular meeting of the Board. If the Board includes non-management directors who are not independent, at least one executive session a year will include only the independent non-management directors. For the fiscal year ended December 31, 2020, our Board held five executive sessions without management present, and one executive session including only the independent non-management directors.

Communications with the Board

We have approved procedures with respect to the receipt, review and processing of, and any response to, written communications sent by shareholders and other interested persons to our Board of Directors or any committee thereof. Such communications may be addressed to: c/o Diamond S Shipping Inc., 33 Benedict Place, Greenwich, Connecticut 06830, Attention: Compliance Officer. Communications that are intended for a specific group of directors or any individual director, should be sent as indicated above and should clearly state the individual director or group of directors intended.

The Compliance Officer of our Company is authorized to open and review any mail or other correspondence received that is addressed to the Board, a committee or any individual director. If, upon opening any correspondence, the Compliance Officer determines that it relates to individual grievances or other interests that are personal to the party submitting the communication and could not be reasonably construed to be of concern to shareholders generally, or are of a marketing or otherwise extraneous nature, the contents may be discarded. If, in the judgment of the Compliance Officer, the communication relates to an “Accounting Matter,” such communication will be forwarded to and reviewed by the Chief Financial Officer.

The Board’s Role in Risk Oversight

After careful consideration, the Board has determined that risk oversight is a function best served by the entire Board of Directors. Certain elements of risk oversight related to financial risks and including internal controls, are usually initially reviewed by the Audit Committee. Similarly, risks posed by the Company’s compensation practices are initially reviewed by the Compensation Committee and risks associated with the independence of the Board of Directors are initially reviewed by the Nominating and Corporate Governance Committee. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, to facilitate oversight of risk by the entire Board of Directors, each committee regularly reports about such risks to the entire Board of Directors. Senior management may also report directly to the Board regarding risk management. The Board of Directors and senior management regularly engage in discussions regarding material risks the Company faces so that all members of the Board understand the risks associated with the business and the Company’s strategy and that the Board and management agree on the appropriate level of the Company’s risk.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and beneficial owners of more than ten percent of any class of our registered equity securities including our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company, and to provide the Company with a copy of those reports. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company and written representations from such persons, during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to the Company’s officers, directors, and greater than ten percent beneficial owners were complied with, except that Mr. Michael G. Fogarty (a former officer of the Company) inadvertently filed one late Form 4 with respect to one transaction.

ITEM 11.	Executive Compensation

Executive Compensation

Our named executive officers, consisting of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer for the fiscal year ended December 31, 2020 are:

•	Craig H. Stevenson, Jr., Chief Executive Officer, President, and Director;

•	Kevin Kilcullen, Chief Financial Officer; and

•	Sanjay Sukhrani, Chief Operating Officer.

Our executive officers are appointed by the Board of Directors. The Compensation Committee generally administers the compensation program for our executive officers.

As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and our next two most highly compensated executive officers other than our principal executive officer (collectively, the “named executive officers”). Also, as an emerging growth company, we are not required to include, and have not included, a compensation discussion and analysis (CD&A) of our executive compensation programs herein.

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of our named executive officers for the fiscal years ended December 31, 2020 and 2019.

Officer	Year	Salary ($)	Bonus ($)	Stock awards ($)(1)		Option awards ($)	Non-equity incentive plan compensation($)(2)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(3)	Total ($)
Craig H. Stevenson	2019	969,000	—	2,063,4044)		—	804,593	—	31,278	3,868,275
(Chief Executive Officer)	2020	969,000	—	1,019,803	(5)	—	750,975	—	26,244	2,766,022
Kevin Kilcullen	2019	315,341	—	646,229	(6)	—	188,867	—	10,918	1,161,355
(Chief Financial Officer)	2020	450,000	—	553,000	(7)	—	259,350	—	18,120	1,280,470
Sanjay Sukhrani	2019	482,000	—	646,229	(6)	—	200,110	—	21,516	1,349,855
(Chief Operating Officer)	2020	482,000	—	592,318	(8)	—	202,440	—	21,816	1,298,574

(1)	The amounts in this column reflect the aggregate grant date fair value of time vested restricted stock awards and performance vested restricted stock unit awards pursuant to the Company’s Equity Incentive Plan computed in accordance with FASB ASC Topic 718.

(2)	Represents performance-based cash bonuses which have historically been earned on a calendar year basis by the Company’s executive officers. The amounts shown in the table for 2019 represent performance-based cash bonuses earned for 2019 that were paid in 2020, and for 2020 represent performance-based cash bonuses earned for 2020 that were paid in 2021.

(3)	Amount represents (a) the matching contribution made by Diamond S Management LLC to each named executive officer’s 401(k) account, which contributions are made on the same terms and conditions as offered to all employees of DSM and (b) group term life insurance provided to each executive, which is provided to all employees of DSM on the same terms and conditions.

(4)	Represents a grant of 150,944 shares of restricted common stock awarded on May 15, 2019.

(5)	Represents grants of 43,066 shares of restricted common stock and 43,066 performance units awarded on April 30, 2020.

(6)	Represents a grant of 47,170 shares of restricted common stock awarded on May 10, 2019.

(7)	Represents grants of 20,000 shares of restricted common stock and 20,000 performance units awarded on April 28, 2020.

(8)	Represents grants of 21,422 shares of restricted common stock and 21,422 performance units awarded on April 28, 2020.

Narrative Disclosure to Summary Compensation Table

The following is a narrative summary of the compensation and benefit arrangements included in the summary compensation table.

In the 2020 fiscal year, we compensated our named executive officers through a combination of base salary, annual cash bonus and grants of equity awards 50% in restricted shares and 50% in performance-based restricted stock units. The restricted shares vest in three equal installments in each of the first three anniversaries of the grant date. The performance-based restricted stock units vest after three years based from the grant date, to the extent that the performance requirements are satisfied, and on the Company’s three-year total shareholder return compared to a comparator group of publicly traded shipping companies in the tanker market with similar profiles to the Company, measured from January 1, 2020 to December 31, 2022. Further details about material compensation arrangements with our named executive officers is described below under “Employment Agreements.”

In the 2020 fiscal year, bonuses for our named executive officers were considered and determined on the basis of a target amount equal to a certain percentage of each named executive officer’s annual base salary, of which 60% was subject to goals based on the Company’s performance, 20% was based on the achievement of certain individual goals unique to each named executive officer and 20% was based on an evaluation of the named executive officer’s individual performance.

The Compensation Committee approved the following compensation elements for fiscal year 2021:

•	Base Salary: No change to amounts reported for fiscal year 2020;

•	Annual Bonus: Target bonus payout opportunity as described in the employment agreements below; and

•	Annual Equity Award: 50% in restricted shares and 50% in performance-based restricted stock units. The restricted shares vest in three equal installments in each of the first three anniversaries of the grant date. The performance-based restricted stock units vest after three years from the grant date, to the extent that the performance requirements are satisfied, and based on the Company’s three-year total shareholder return compared to a comparator group of publicly traded shipping companies in the tanker market with similar profiles to the Company, measured from January 1, 2021 to December 31, 2023.

Employment Agreements

Our named executive officers are employed through our wholly-owned subsidiary, Diamond S Management LLC, a limited liability company organized under the laws of the Republic of the Marshall Islands (“DSM”). The employment agreements (and any amendments thereto) between DSM and each of our named executive officers have been approved by our Compensation Committee (with the exception of the employment agreement (and any amendments thereto) for our Chief Executive Officer, which have been recommended by the Compensation Committee and approved by the Board of Directors, as required by the Compensation Committee Charter). In addition to the summary terms of the employment agreements described below, the named executive officers are entitled to the severance or termination benefits described under “Retirement Benefits, Termination and Severance.”

Chief Executive Officer

On April 9, 2020, DSM entered into an amended and restated employment agreement with Craig H. Stevenson, which provides the terms of his employment as our Chief Executive Officer. On January 13, 2021, DSM entered into an amendment agreement to the amended and restated employment agreement with Mr. Stevenson (the “CS Amendment Agreement”), with effect from April 9, 2020. Pursuant to his employment agreement (as amended by the CS Amendment Agreement), Mr. Stevenson receives an annual base salary of $969,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to at least 100% of his annual base salary, of which 60% shall be subject to goals based on the Company’s performance, 20% shall be based on the achievement of certain individual goals unique to Mr. Stevenson and 20% shall be based on an evaluation of Mr. Stevenson’s individual performance. Beginning in 2020, Mr. Stevenson was eligible to receive annual grants of long-term incentive awards (“LTIP Awards”) under the Company’s Equity Plan (as defined herein), with an LTIP Award opportunity with respect to each fiscal year of at least 100% of his base salary.

Mr. Stevenson’s amended and restated employment agreement has an initial term of two years, unless his employment is earlier terminated. Thereafter, Mr. Stevenson’s employment agreement will automatically be renewed for additional one-year terms, unless either party terminates at least 60 days prior to the end of the then existing term. Mr. Stevenson may be terminated by the Company with or without cause (as that term is defined in the employment agreement) and Mr. Stevenson may resign with or without good reason (as that term is defined in the employment agreement), each upon written notice at any time, provided that any applicable cure periods have lapsed, and provided further that Mr. Stevenson is required to give the Company 30 days’ prior notice of any resignation without good reason. Mr. Stevenson is subject to non-solicitation and non-competition covenants during the course of his employment and for one year following termination of employment for any reason.

Chief Financial Officer

On April 2, 2020, DSM entered into an employment agreement with Kevin Kilcullen, which provides the terms of his employment as our Chief Financial Officer. On January 13, 2021, DSM entered into an amendment agreement to the amended and restated employment agreement with Mr. Kilcullen (the “KK Amendment Agreement”), with effect from April 2, 2020. Pursuant to his employment agreement (as amended by the KK Amendment Agreement), Mr. Kilcullen receives an annual base salary of $450,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to at least 70% of his annual base salary, of which 60% shall be subject to goals based on the Company’s performance, 20% shall be based on the achievement of certain individual goals unique to Mr. Kilcullen and 20% shall be based on an evaluation of Mr. Kilcullen’s individual performance. Beginning in 2020, Mr. Kilcullen was eligible to receive annual grants of LTIP Awards under the Company’s Equity Plan (as defined herein), with an LTIP Award opportunity with respect to each fiscal year of at least 100% of his base salary.

Mr. Kilcullen’s employment agreement has an initial term of two years, unless his employment is earlier terminated. Thereafter, Mr. Kilcullen’s employment agreement will automatically be renewed for additional one-year terms, unless either party terminates at least 60 days prior to the end of the then existing term. Mr. Kilcullen may be terminated by the Company with or without cause (as that term is defined in the employment agreement) and Mr. Kilcullen may resign with or without good reason (as that term is defined in the employment agreement), each upon written notice at any time, provided that any applicable cure periods have lapsed, and provided further that Mr. Kilcullen is required to give the Company 30 days’ prior notice of any resignation without good reason. Mr. Kilcullen is subject to non-solicitation and non-competition covenants during the course of his employment and for one year following termination of employment for any reason.

Chief Operating Officer

On April 7, 2020, DSM entered into an amended and restated employment agreement with Sanjay Sukhrani, which provides the terms of his employment as our Chief Operating Officer. On January 13, 2021, DSM entered into an amendment agreement to the amended and restated employment agreement with Mr. Sukhrani (the “SS Amendment Agreement”), with effect from April 7, 2020. Pursuant to his employment agreement (as amended by the SS Amendment Agreement), Mr. Sukhrani receives an annual base salary of $482,000 and is eligible to receive a discretionary cash bonus as determined by the Compensation Committee with a target amount equal to at least 50% of his annual base salary, of which 60% shall be subject to goals based on the Company’s performance, 20% shall be based on the achievement of certain individual goals unique to Mr. Sukhrani and 20% shall be based on an evaluation of Mr. Sukhrani’s individual performance. Beginning in 2020, Mr. Sukhrani was eligible to receive annual grants of LTIP Awards under the Company’s Equity Plan, with an LTIP Award opportunity with respect to each fiscal year of at least 100% of his base salary.

Mr. Sukhrani’s employment agreement has an initial term of two years, unless his employment is earlier terminated. Thereafter, Mr. Sukhrani’s employment agreement will automatically be renewed for additional one-year terms, unless either party terminates at least 60 days prior to the end of the then existing term. Mr. Sukhrani may be terminated by the Company with or without cause (as that term is defined in the employment agreement) and Mr. Sukhrani may resign with or without good reason (as that term is defined in the employment agreement), each upon written notice at any time, provided that any applicable cure periods have lapsed, and provided further that Mr. Sukhrani is required to give the Company 30 days’ prior notice of any resignation without good reason. Mr. Sukhrani is subject to non-solicitation and non-competition covenants during the course of his employment and for one year following termination of employment for any reason.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards held by the named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)		Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (#)(1)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested
Craig H. Stevenson	—	—	—	—	—	100,630	670,196	(2)	—	—
	—	—	—	—	—	43,066	286,820	(3)	—	—
	—	—	—	—	—	43,066	286,820	(4)	—	—
Kevin Kilcullen	—	—	—	—	—	31,447	209,437	(5)	—	—
	—	—	—	—	—	20,000	133,200	(6)	—	—
	—	—	—	—	—	20,000	133,200	(7)	—	—
Sanjay Sukhrani	—	—	—	—	—	31,447	209,437	(5)	—	—
	—	—	—	—	—	21,422	142,671	(6)	—	—
	—	—	—	—	—	21,422	142,671	(7)	—	—

(1)	The value of the unvested stock awards equals the number of unvested shares multiplied by $6.66, the closing market price of our common stock on the NYSE on December 31, 2020.

(2)	Represents the unvested portions of awards of restricted shares pursuant to the Company's Equity Incentive Plan granted on May 15, 2019. The restricted shares generally vest annually in three equal installments on each of the first three anniversaries of May 15, 2019.

(3)	Represents awards of restricted shares pursuant to the Company’s Equity Incentive Plan granted on April 30, 2020 that were entirely unvested as of December 31, 2020. The restricted shares generally vest annually in three equal installments on each of the first three anniversaries of April 30, 2020.

(4)	Represents awards of performance units pursuant to the Company’s Equity Incentive Plan granted on April 30, 2020 that were entirely unvested as of December 31, 2020. The performance units generally vest on the third anniversary of April 30, 2020 and are dependent on the degree to which performance goals are achieved during this period.

(5)	Represents the unvested portions of awards of restricted shares pursuant to the Company's Equity Incentive Plan granted on May 10, 2019. The restricted shares generally vest annually in three equal installments on each of the first three anniversaries of May 10, 2019.

(6)	Represents awards of restricted shares pursuant to the Company’s Equity Incentive Plan granted on April 28, 2020 that were entirely unvested as of December 31, 2020. The restricted shares generally vest annually in three equal installments on each of the first three anniversaries of April 28, 2020.

(7)	Represents awards of performance units pursuant to the Company’s Equity Incentive Plan granted on April 28, 2020 that were entirely unvested as of December 31, 2020. The performance units generally vest on the third anniversary of April 28, 2020 and are dependent on the degree to which performance goals are achieved during this period.

Retirement Benefits, Termination and Severance

Under the employment agreements of Mr. Stevenson Jr. and Mr. Kilcullen, we provide the following payments and benefits to them under the following circumstances following termination of employment:

Resignation or Other Termination of Employment

If a named executive officer’s employment is terminated before the expiration of its stated term in accordance with the relevant employment agreement either (i) by DSM, other than for cause; (ii) by the named executive officer for good reason, or (iii) due to the named executive officer’s death or disability, then subject to the executive’s (or the executive’s estate’s) execution, delivery, and non-revocation of a general release of claims against the Company, the executive is entitled to the following payments and benefits:

•	24 months’ payment of the executive’s base salary, payable over the course of up to two years;

•	Reimbursement of premiums to continue the executive’s group health, dental and vision insurance under COBRA, until the earlier of (a) the date that is 12 months following the date of termination of such executive and (b) the date the executive is eligible for coverage under the group health plans of a successor employer;

•	A single lump-sum cash amount equal to the cost of premiums under COBRA for a period of six months, payable 12 months after the executive’s termination of employment, provided, among other things, that the executive has not become eligible for coverage under the group health plans of a successor employer;

•	Any outstanding LTIP Awards or other equity or incentive awards held by the executive, shall be treated in accordance with the terms of the applicable plan and award agreements; and

•	Any salary or benefits accrued prior to the termination date.

Change in Control

If a named executive officer’s employment is terminated before the expiration of the stated term of the relevant employment agreement.in accordance with the terms and conditions thereof, either (i) by DSM without cause or (ii) by the executive for good reason, in each case during the two year period beginning on the date of a consummation of a change in control, then the executive is entitled to receive the following payments and benefits subject to the execution, delivery and non-revocation of a general release of claims:

•	24 months’ payment of the executive’s base salary in a single lump-sum cash amount, payable on the 60th day following the termination date;

•	Payment of a single lump-sum cash amount equal to the executive’s target bonus for the year in which the termination occurs, payable on the 60th day following the termination date;

•	Payment of a single lump-sum cash amount equal to the cost of premiums under COBRA for a period of 18 months following the termination date, payable on the 60th day following the termination date;

•	Any outstanding LTIP Awards or other equity or incentive awards held by the executive, shall be treated in accordance with the terms of the applicable plan and award agreements; and

•	Any salary or benefits accrued prior to the termination date.

Under the employment agreement of Mr. Sukhrani, we provide the following payments and benefits to them under the following circumstances following termination of employment:

Resignation or Other Termination of Employment

If a named executive officer’s employment is terminated before the expiration of its stated term in accordance with the relevant employment agreement either (i) by DSM, other than for cause; (ii) by the named executive officer for good reason, or (iii) due to the named executive officer’s death or disability, then subject to the executive’s (or the executive’s estate’s) execution, delivery, and non-revocation of a general release of claims against the Company, the executive is entitled to the following payments and benefits:

•	12 months’ payment of the executive’s base salary, payable over the course of up to one year;

•	Reimbursement of premiums to continue the executive’s group health, dental and vision insurance under the Company’s plans under COBRA, until the earlier of (a) the date that is 12 months following the date of termination of such executive and (b) the date the executive is eligible for coverage under the group health plans of a successor employer;

•	Any outstanding LTIP Awards or other equity or incentive awards held by the executive, shall be treated in accordance with the terms of the applicable plan and award agreements; and

•	Any salary or benefits accrued prior to the termination date.

Change in Control

If a named executive officer’s employment is terminated before the expiration of the stated term of the relevant employment agreement in accordance with the terms and conditions thereof, either (i) by DSM without cause or (ii) by the executive for good reason, in each case during the two year period beginning on the date of a consummation of a change in control, then the executive is entitled to receive the following payments and benefits subject to the execution, delivery and non-revocation of a general release of claims:

•	12 months’ payment of the executive’s base salary in a single lump-sum cash amount, payable on the 60th day following the termination date;

•	Payment of a single lump-sum cash amount equal to the executive’s target bonus for the year in which the termination occurs, payable on the 60th day following the termination date;

•	Payment of a single lump-sum cash amount equal to the cost of premiums under COBRA for a period of 12 months following the termination date, payable on the 60th day following the termination date;

•	Any outstanding LTIP Awards or other equity or incentive awards held by the executive, shall be treated in accordance with the terms of the applicable plan and award agreements; and

•	Any salary or benefits accrued prior to the termination date.

A “change in control” under the employment agreements of all of the named executive officers includes any of the following events:

•	Any person becomes the beneficial owner of 35% or more of either (i) the then-outstanding common stock of the Company or (ii) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exceptions;

•	A majority of the Directors are not individuals who, (i) as of the effective date of the executive’s employment agreement, are Directors, or (ii) became a Director subsequent to the effective date of the executive’s employment agreement, whose election, nomination for election by the shareholders or appointment was approved by majority vote of the then incumbent Directors (either by a specific vote or by approval of the proxy statement of the Company in which such individual is named as a nominee for Director without objection to such nomination);

•	Certain business combinations of the Company, subject to certain exceptions; and

•	Approval by the shareholders of a complete liquidation or dissolution of the Company.

Severance Tax Matters

Under certain circumstances, the Company may cause a lump-sum payment and possibly accelerate the vesting and payment of certain long-term incentive awards in connection with a change in control (as defined in the employment agreements) and such payment could be deemed an “excess parachute payment” under the golden parachute tax provisions of Code section 280G. We do not provide any tax gross-ups in the event change in control payments are subject to Section 280G excise taxes. Instead, our executives will be entitled to a payment which is equal to the greater of either (i) the change in control payment after cutting back sufficient payouts to avoid the excise tax; or (ii) the full change in control payment after imposition of the excise tax.

Retirement Benefits

401(k) Savings Plan

The Company’s 401(k) plan is available to all DSM employees, including the Company’s named executive officers, who meet the plan’s eligibility requirements. The 401(k) plan is a defined contribution plan, which permits employees to make contributions up to the statutory limits. The Company matches employee contributions on a one-to-one basis up to 6% of total eligible compensation. Employee contributions and the Company’s matching contributions are immediately and fully vested when made.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Table

The following table shows information relating to the number of shares authorized for issuance under our equity compensation plan as of December 31, 2020.

December 31, 2020	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans
• Approved by shareholders	—	—	2,224,326
• Not approved by shareholders	—	—	—
Total	—	—	2,224,326

Equity Incentive Plan

In connection with the Transactions, the Company’s board of directors adopted the Equity and Incentive Compensation Plan (the “Equity Plan”). The material terms of the Equity Plan are as follows:

Purpose:   The purpose of the Equity Plan is to attract and retain non-employee directors, employees and certain consultants and to provide those persons incentives and rewards for service and/or performance.

Administration; Effectiveness:   The Equity Plan is administered by the compensation committee of the Board of Directors. The compensation committee has the authority to determine eligible participants in the Equity Plan and to interpret and make determinations under the Equity Plan. Any interpretation or determination by the compensation committee under the Equity Plan will be final and conclusive. The compensation committee may delegate all or any part of its authority under the Equity Plan to any subcommittee thereof and may delegate its administrative duties or powers to one or more of the Company’s officers, agents or advisors.

Shares Available for Awards Under the Equity Plan:   Subject to adjustment and certain share counting rules, as further described in the Equity Plan, the number of Diamond S common shares available for awards under the Equity Plan shall be, in the aggregate, 3,989,000 shares, with such shares subject to adjustment to reflect any split or combination of Diamond S common shares. The available shares may be shares of original issuance, treasury shares or a combination of the foregoing. The Equity Plan also limits the maximum aggregate value at grant for awards to non-employee directors in any calendar year to $350,000.

Share Counting:   The aggregate number of Diamond S common shares available to be awarded under the Equity Plan will be reduced by one share for every one share subject to awards of option rights or appreciation rights granted under the Equity Plan and two shares for every one share subject to all other types of awards granted under the Equity Plan. If an award granted under the Equity Plan is cancelled or forfeited, expires, is settled for cash or is unearned, the shares subject to such award will, to the extent of such cancellation, forfeiture, expiration, cash settlement or unearned amount, again be available for issuance at the rate of one share for every one share subject to awards of option rights or appreciation rights and at the rate of two shares for every one share subject to all other types of awards.

Types of Awards Under the Equity Plan:   Pursuant to the Equity Plan, the Company may grant stock options, appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash incentive awards and certain other awards based on or related to Diamond S common shares. Each grant of an award under the Equity Plan will be evidenced by an award agreement, which will contain such terms and provisions as the compensation committee may determine, consistent with the Equity Plan. Those terms and provisions include the number of Diamond S common shares subject to each award, vesting terms and provisions that apply upon events such as the retirement, death, disability of the participant or in the event of a change in control. A brief description of the types of awards which may be granted under the Equity Plan is set forth below.

Stock Options:   Stock options granted under the Equity Plan may be either “incentive stock options” (as defined in Section 422 of the Code) or non-qualified stock options. Incentive stock options may only be granted to employees. Except with respect to substitute awards, incentive stock options and non-qualified stock options must have an exercise price per share that is not less than the fair market value of a Diamond S common share on the date of grant. The term of a stock option may not extend more than ten years after the date of grant. Each grant will specify the form of consideration to be paid in satisfaction of the exercise price.

Appreciation Rights:   An appreciation right is a right to receive an amount equal to 100%, or such lesser percentage as the compensation committee may determine, of the spread between the base price and the fair market value of a Diamond S common shares on the date of exercise. An appreciation right may be paid in cash, Diamond S common shares or any combination thereof. Except with respect to substitute awards, the base price of an appreciation right may not be less than the fair market value of a Diamond S common share on the date of grant. The term of an appreciation right may not extend more than ten years from the date of grant.

Restricted Stock:   Restricted stock constitutes an immediate transfer of the ownership of Diamond S common shares to the participant in consideration of the performance of services, entitling such participant to dividend, voting and other ownership rights, subject to a substantial risk of forfeiture and restrictions on transfer determined by the compensation committee for a period of time determined by the compensation committee or until certain management objectives specified by the compensation committee are achieved. Each such grant or sale of restricted stock may be made without additional consideration or in consideration of a payment by the participant that is less than the fair market value per share of Diamond S common shares on the date of grant. Any grant of restricted stock will require all dividends paid thereon during the period of any restrictions to be automatically deferred until the vesting of such restricted stock and/or reinvested in additional shares of restricted stock.

Restricted Stock Units:   Restricted stock units constitute an obligation to deliver Diamond S common shares, cash or a combination thereof, to the participant in the future in consideration of the performance of services, but subject to the fulfillment of such conditions (which may include the achievement of management objectives) during the restriction period applicable to such restricted stock units as the compensation committee may specify. During the restriction period applicable to such restricted stock units, the participant will have no right to transfer any rights under the award and will have no rights of ownership in the Diamond S common shares underlying the restricted stock units and no right to vote them. Rights to dividend equivalents may be extended to and made part of any restricted stock unit award at the discretion of, and on the terms determined by, the compensation committee; provided, that dividend equivalents will be deferred until and paid contingent upon the vesting of such restricted stock units. Each grant of restricted stock units will specify that the amount payable with respect to such restricted stock units will be paid in cash, Diamond S common shares or a combination of the two.

Cash Incentive Awards; Performance Shares and Performance Units:   A performance share is a bookkeeping entry that records the equivalent of one Diamond S common share, and a performance unit is a bookkeeping entry that records a unit equivalent to $1.00 or such other value, as determined by the compensation committee. Each grant will specify the number or amount of performance shares or performance units, or the amount payable with respect to cash incentive awards, being awarded, which number or amount may be subject to adjustment to reflect changes in compensation or other factors. These awards become payable to participants upon the achievement of specified management objectives and upon such terms and conditions as the compensation committee determines at the time of grant. Each grant may specify with respect to the management objectives a minimum acceptable level of achievement and may set forth a formula for determining the number of performance shares or performance units, or the amount payable with respect to cash incentive awards, that will be earned if performance is at or above the minimum or threshold level or is at or above the target level but falls short of maximum achievement. Each grant will specify the time and manner of payment of cash incentive awards, performance shares or performance units that have been earned, and any grant may further specify that any such amount may be paid or settled in cash, Diamond S common shares, restricted stock, restricted stock units or any combination thereof. Any grant of performance shares or performance units may provide for the payment of dividend equivalents in cash or in additional Diamond S common shares.

Other Awards:   The compensation committee may grant such other awards that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, Diamond S common shares or factors that may influence the value of such Diamond S common shares, including, without limitation, convertible or exchangeable debt securities, other rights convertible or exchangeable into Diamond S common shares, purchase rights for Diamond S common shares, awards with value and payment contingent upon the Company’s performance of specified subsidiaries, affiliates or other business units or any other factors designated by the compensation committee and awards valued by reference to the book value of the Diamond S common shares or the value of securities of, or the performance of, the Company’s subsidiaries, affiliates or other business units.

Adjustments; Corporate Transactions:   The compensation committee will make or provide for such adjustments in: (1) the number and kind of Diamond S common shares covered by outstanding stock options, appreciation rights, restricted stock, restricted stock units, performance shares and performance units granted under the Equity Plan; (2) if applicable, the number and kind of Diamond S common shares covered by other awards granted pursuant to the Equity Plan; (3) the exercise price or base price provided in outstanding stock options and appreciation rights; (4) cash incentive awards; and (5) other award terms, as the compensation committee determines to be equitably required in order to prevent dilution or enlargement of the rights of participants that otherwise would result from (1) any extraordinary cash dividend, stock dividend, stock split, combination of shares, recapitalization or other change in the capital structure of the Company, (2) any merger, consolidation, spin-off, spin-out, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets or issuance of rights or warrants to purchase securities or (3) any other corporate transaction or event having an effect similar to any of the foregoing.

In the event of any such transaction or event, or in the event of a change in control (as defined in the applicable award agreement), the compensation committee may provide in substitution for any or all outstanding awards under the Equity Plan such alternative consideration (including cash), if any, as it may in good faith determine to be equitable under the circumstances and will require in connection therewith the surrender of all awards so replaced in a manner that complies with Section 409A of the Code. In addition, for each stock option or appreciation right with an exercise price or base price greater than the consideration offered in connection with any such transaction or event or change in control, the compensation committee may in its discretion elect to cancel such stock option or appreciation right without any payment therefor. The compensation committee will make or provide for such adjustments in the number of Diamond S common shares available for issuance under the Equity Plan and the share limits of the Equity Plan as the compensation committee in its sole discretion may in good faith determine to be appropriate in connection with such transaction or event (provided that any adjustment to the limit on the number of Diamond S common shares that may be issued upon exercise of incentive stock options will be made only if and to the extent such adjustment would not cause any option intended to qualify as an incentive stock option to fail to so qualify).

Amendment and Termination of the Equity Plan:   The Board of Directors generally may amend the Equity Plan from time to time in whole or in part. However, if any amendment (1) would materially increase the benefits accruing to participants under the Equity Plan for purposes of applicable stock exchange rules, (2) would materially increase the number of Diamond S common shares which may be issued under the Equity Plan, (3) would materially modify the requirements for participation in the Equity Plan, or (4) must otherwise be approved by the Company’s shareholders in order to comply with applicable law or the rules of the NYSE, then such amendment will be subject to shareholder approval and will not be effective unless and until such approval has been obtained. The Board of Directors may, in its discretion, terminate the Equity Plan at any time. Termination of the Equity Plan will not affect the rights of participants or their successors under any awards outstanding and not exercised in full on the date of termination. No grant will be made under the Equity Plan more than ten years after the effective date of the Equity Plan, but all grants made on or prior to such date shall continue in effect thereafter subject to the terms of the Equity Plan.

Director Compensation

During the years ended December 31, 2020 and 2019, we paid each non-executive director fees of $170,000 (50% as a cash retainer and 50% as an equity share award subject to a one-year vesting period). The chairperson of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee each receive additional annual cash compensation of $20,000, $15,000 and $12,000, respectively. Further, any director serving on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, other than the chairperson of a committee, receives additional annual cash compensation of $10,000, $7,500, and $6,000, respectively. Any Director serving on the Conflicts Committee receives additional annual cash compensation of $20,000.

During the year ended December 31, 2020, any Director serving on the Transaction Committee receives additional annual cash compensation of $20,000.

Our Compensation Committee reviews director compensation periodically and makes recommendations to the Board with respect to compensation and benefits provided to the members of the Board.

Director Compensation Table

The following table provides certain information concerning the fees earned by each of our non-employee directors serving on our Board for the year ended December 31, 2020, for services rendered in all capacities:

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)		Option Awards ($)	Non- equity incentiv e plan compen sation ($)	Nonqua lified deferre d compen sation earning s ($)	All other compen sation	Total ($)
Alexandra Kate Blankenship	137,319	85,000	(2)	—	—	—	—	222,310
Gerasimos G. Kalogiratos	98,500	85,000	(2)	—	—	—	—	183,500
Harold L. Malone III	102,152	85,000	(2)	—	—	—	—	187,152
Nadim Z. Qureshi	109,041	85,000	(2)	—	—	—	—	194,041
Bart H. Veldhuizen	122,778	85,000	(2)	—	—	—	—	207,778
George Cambanis	90,722	90,414	(3)	—	—	—	—	181,136

____________________

(1)	Represents cash compensation earned for services rendered as a director for the fiscal year ended December 31, 2020.

(2)	Represents equity compensation for services rendered as a director for the fiscal year ended December 31, 2020. The value of each stock award equals the grant date fair value of $10.95 per share on May 29, 2020.

(3)	Effective March 23, 2020, Mr. Gerasimos Ventouris resigned from the Board and Mr. George Cambanis was appointed by the Board to fill the vacancy created by the resignation. On March 23, 2020, Mr. George Cambanis received prorated equity compensation for services rendered with a grant date fair value of $9.79 per share. In addition, Mr. George Cambanis received equity compensation for services rendered as a director for the fiscal year ended December 31, 2020. The value of each stock award equals the grant date fair value of $10.95 per share on May 29, 2020.

Indemnification of Directors and Officers

The Company is a corporation incorporated and existing under the laws of the Republic of the Marshall Islands. Section 60 of the Marshall Islands Business Corporations Act (“BCA”) provides that a corporation has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that such person is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of no contest, or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe such person’s conduct was unlawful.

A Marshall Islands corporation also has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure judgment in its favor by reason of the fact that such person is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by such person or in connection with the defense or settlement of such action or suit if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of such person’s duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

To the extent that a director or officer of a Marshall Islands corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in the preceding paragraphs, or in the defense of a claim, issue or matter therein, such director or officer shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by such director or officer in connection therewith. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid in advance of the final disposition of such action, suit or proceeding as authorized by the board of directors in the specific case upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that such director or officer is not entitled to be indemnified by the corporation as authorized under Section 60 of the BCA.

Section 60 of the BCA also permits a Marshall Islands corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director or officer against any liability asserted against such person and incurred by such person in such capacity whether or not the corporation would have the power to indemnify such person against such liability under the provisions of Section 60 of the BCA.

The indemnification and advancement of expenses provided by, or granted pursuant to, Section 60 of the BCA are not exclusive of any other rights to which those seeking indemnification and advancement of expenses may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in such person’s official capacity and as to action in another capacity while holding such office.

The Company’s Articles of Incorporation include a provision that eliminates the personal liability of directors for monetary damages to the Company for actions taken as a director to the fullest extent permitted by the BCA.

The Company’s Articles of Incorporation also provide that the Company must indemnify, to the fullest extent permitted by applicable law, any person who was or is a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director or an officer of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent. Such persons will be indemnified and held harmless by the Company to the fullest extent permitted or required by the BCA against all expense, liability and loss (including attorneys’ fees, judgments, fines, excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such person in connection therewith.

The Company’s Articles of Incorporation also expressly authorize the advancement of certain expenses (including attorneys’ fees and expenses) to directors and officers and the carrying of directors’ and officers’ insurance providing indemnification for the Company’s directors and officers.

The Company has entered into indemnification agreements with its directors and officers that provide for indemnification to the fullest extent permitted by the laws of the Republic of the Marshall Islands.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of its common stock as of April 27, 2021, unless otherwise indicated below, by (i) each person, group or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of its common stock, (ii) each of our directors and named executive officers and (iii) all of our executive officers and directors as a group. Unless otherwise stated, the address of each named executive officer and director is c/o Diamond S Shipping Inc., 33 Benedict Place, Greenwich, Connecticut 06830.

Name and Address of Beneficial Owner	Common Shares Beneficially Owned(1)	Percent of Class Beneficially Owned(2)
5% Shareholders:
WL Ross & Co. LLC(3)	8,940,130	22.0%
Evangelos M. Marinakis(4)	2,797,744	6.9%
Donald Smith & Co. Inc.(5)	3,472,263	8.6%
Cobas Asset Management, SGIIC, S.A.(6)	2,153,033	5.3%

Directors and Named Executive Officers:
Craig H. Stevenson, Jr.(7)	492,993	1.2%
Sanjay Sukhrani	101,441	*
Harold L. Malone III	15,663	*
Nadim Z. Qureshi	15,663	*
Gerasimos G. Kalogiratos	16,780	*
George Cambanis	553	*
Alexandra Kate Blankenship	7,901	*
Bart H. Veldhuizen	7,901	*
Kevin Kilcullen	86,300	*
All directors and executive officers as a group (10 persons)	749,613	1.8%

*	The percentage of shares beneficially owned by such director or executive officer does not exceed one percent of the outstanding shares of common stock.

(1)	Each share of common stock is entitled to one vote on matters on which common shareholders are eligible to vote. Beneficial ownership described in the table above has been obtained by the Company only from public filings and information provided to the Company by the listed shareholders for inclusion herein. Beneficial ownership is required to be determined by the shareholder in accordance with the rules under the Exchange Act and consists of either or both voting or investment power with respect to securities. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table have reported that they have sole voting and sole investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Percentages based on a total of 40,596,182 shares of common stock outstanding as of April 27, 2021.

(3)	Represents 5,235,125 shares held directly by WLR Recovery Fund IV DSS AIV, L.P., 1,197,357 shares held directly by WLR Recovery Fund V DSS AIV, L.P., 1,788,026 shares held directly by WLR Select Co-Investment, L.P., 688,986 shares held directly by WLR/GS Master Co-Investment, L.P., 19,390 shares held directly by WLR IV Parallel ESC, L.P. and 11,246 shares held directly by WLR V Parallel ESC, L.P. (collectively, the “WLR Investors”). WLR Recovery Associates IV DSS AIV GP, Ltd. is the general partner of WLR Recovery Associates IV DSS AIV, L.P., which in turn is the general partner of WLR Recovery Fund IV DSS AIV, L.P. WLR Recovery Associates V DSS AIV GP, Ltd. is the general partner of WLR Recovery Associates V DSS AIV, L.P., which in turn is the general partner of WLR Recovery Fund V DSS AIV, L.P. WLR Select Associates DSS GP, Ltd. is the general partner of WLR Select Associates DSS, L.P., which in turn is the general partner of WLR Select Co-Investment, L.P. WLR Master Co-Investment GP, LLC, is the general partner of WLR/GS Master Co-Investment, L.P. Invesco Private Capital, Inc. is the managing member of INVESCO WLR IV Associates LLC, which is the general partner of WLR IV Parallel ESC, L.P. Invesco Private Capital, Inc. is the managing member of INVESCO WLR V Associates LLC, which is the general partner of WLR V Parallel ESC, L.P. The address of each of the entities identified in this note is c/o WL Ross & Co. LLC, 1166 Avenue of the Americas, New York, NY 10036. WL Ross & Co. LLC serves as the investment manager to the funds that hold these shares.

(4)	Represents the number of shares held by Capital Maritime & Trading Corp. (“Capital Maritime”), Capital GP L.L.C. (“Capital GP”), and Crude Carriers Investments Corp. (“CCIC”) that may be deemed to be beneficially owned by the Marinakis family, including Evangelos M. Marinakis. Capital Maritime beneficially owns 2,236,080 shares, Capital GP holds 239,414 shares, and CCIC holds 322,250 shares. The address of each of the persons identified in this note is c/o Capital Maritime & Trading Corp., 3 Iassonos Street, Piraeus, 18537, Greece.

(5)	Donald Smith & Co. Inc. (“Donald Smith”) serves as the investment advisor to certain managed accounts, as a result of which it has investment and/or voting discretion for these shares. The address of Donald Smith is 152 West 57th Street, New York, New York 10019.

(6)	Cobas Asset Management, SGIIC, S.A. (“Cobas”) serves as the investment manager of portfolios on behalf of underlying clients, as a result of which it has voting discretion for these shares. The address of Cobas is Jose Abascal, 45 Street, 28003 Madrid, Spain.

(7)	Represents 207,812 shares held directly by Pecos Shipping LLC (“Pecos”) and 285,1810 shares held directly by Craig H. Stevenson, Jr. Craig H. Stevenson, Jr. is the controlling member of Pecos, which shall not be deemed an admission that Mr. Stevenson is the beneficial owner of these 207,812 shares, except to the extent of his pecuniary interest. The address for Pecos is c/o Diamond S Management LLC, 33 Benedict Place, Greenwich, CT 06830.

For information regarding the securities authorized for issuance under our Equity Incentive Plan, please see Part III, Item 11, Securities Authorized for Issuance Under Equity Compensation Plans.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were and are a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

The Board of Directors approved or ratified each arrangement described below (other than arrangements that were entered into prior to the adoption of the related party transaction policy by the Board of Directors).

See Part III, Item 10, Committees of the Board of Directors and Meetings, Conflicts Committee and Part III, Item 10, Committees of the Board of Directors and Meetings, Corporate Governance for a discussion of our policies and procedures related to conflicts of interest.

Registration Rights Agreement

Effective upon closing of the Transactions, we entered into a resale and registration rights agreement with CMTC and its affiliates (collectively, the “CMTC Holders”) and the parties named therein in respect of the shares of Diamond S common stock that was distributed to them in connection with the Transactions, as well as with DSS LP’s limited partners in respect of the shares of Diamond S common stock that was issued on a private placement basis in the combination (the “Registration Rights Agreement”). The shares of Diamond S common stock that can be registered under the Registration Rights Agreement are referred to as the “registrable securities” in this section.

Pursuant to the Registration Rights Agreement, we filed a registration statement to register for resale the registrable securities and, subject to certain exceptions, we are required to use reasonable best efforts to keep such shelf registration statement effective until the earlier of  (1) the date on which each of the holders thereof has completed the sale of all of its registrable securities and (2) the date on which the registrable securities can be sold freely without volume and manner of sale limitations pursuant to Rule 144 promulgated under the Securities Act.

The WLR Investors and the First Reserve Fund XII, L.P. and FR XII-A Parallel Vehicle, L.P. (together, the “First Reserve Investors”) (considered together) may not participate in (1) more than eight demand registrations prior to the fifth anniversary of the expiration of the first lock-up period, (2) more than one demand registration prior to the first anniversary of the expiration of the first lock-up period, and (3) more than two demand registrations during each one-year period beginning on (and including) the first anniversary of the expiration of the first lock-up period.

The Registration Rights Agreement also contains certain customary rights of the holders of registrable securities to be included in an underwritten offering undertaken by Diamond S or other shareholders of Diamond S.

The Registration Rights Agreement permits us to suspend the use of any registration statement in certain circumstances if the Chief Executive Officer, Chief Financial Officer or Chief Legal Officer believes in good faith that the use of such registration statement would require us to make public disclosure in the registration statement of material information that has not yet been made public and that we have a bona fide business purpose for not disclosing. We will not be permitted to suspend the use of any registration statement pursuant to these provisions for more than 60 days during any rolling period of 180 days, except that during the period beginning on closing and ending one year after the expiration of the initial lock-up period, we will not be permitted to suspend the use of any registration statement for more than 30 days during any rolling period of 180 days.

We are required to pay all expenses related to the registration obligations under the Registration Rights Agreement, except for any underwriting discounts, selling commissions of each shareholder’s counsel beyond the one law firm to be paid for by Diamond S, any expenses required by law and any transfer taxes relating to the sale or disposition of registrable securities by such shareholder.

The Registration Rights Agreement also provides for customary indemnification obligations of both Diamond S and the shareholders in connection with any registration statement. In general, we will indemnify each holder receiving registration rights for any liability arising out of any violation or alleged violation of the Securities Act or any other similar federal or state law and any actual or alleged material misstatements or omissions contained in a registration statement or related prospectus, except for misstatements or omissions relating to the information provided by that holder. Each holder receiving registration rights will provide us with corresponding indemnification relating to the information provided by such holder.

Concurrently with the execution and delivery of the Merger Agreement, we entered into a termination agreement with the CMTC Holders, dated as of March 30, 2021, whereby, upon the completion of certain events and obligations following the consummation of the Merger, we have agreed with the CMTC Holders to terminate their rights under the Registration Rights Agreement.

Director Designation Agreements

Effective upon the closing of the Transactions, we entered into separate Director Designation Agreements with specified investors. These investors include:

•	the “Former CPLP Holders,” which include Capital Maritime & Trading Corp. (CPLP’s sponsor and the parent of CPLP’s general partner) and certain of its affiliates; and

•	the “Former DSS Holders,” which include certain funds managed by WL Ross & Co., LLC (the “WLR Investors”) and certain funds managed by First Reserve (the “First Reserve Investors”).

Each separate Director Designation Agreement entitles each such investor, in connection with any election of directors by the shareholders, to have the Nominating and Corporate Governance Committee include in the slate of candidates recommended to the shareholders for election as directors a specified number of nominees designated by such investor. We are required to use our commercially reasonable efforts to cause the election of the candidates so designated.

The number of candidates that the Former CPLP Holders are collectively entitled to designate is based on the Former CPLP Holders’ ownership of shares of our common stock. Initially, the Former CPLP Holders are collectively entitled to designate two nominees. However, (1) if the Former CPLP Holders reduce their beneficial ownership by 25% or more, but less than 50%, from that owned as at the closing of the transactions, they will, without further action, only be entitled to designate one nominee and (2) if the Former CPLP Holders reduce such beneficial ownership by 50% or more from that owned as at the closing of the transactions, they will, without further action, no longer have any nomination rights under the Director Designation Agreement. Initially, the WLR Investors (collectively as a single Former DSS Holder) and the First Reserve Investors (collectively as a single Former DSS Holder) are each entitled to designate three nominees. If the three designated nominees of each Former DSS Holder differ, the Board of Directors will select three nominees from the aggregate nominees designated so long as one nominee from each Former DSS Holder that has any right to a nominee is included. However, if Former DSS Holders reduce their combined beneficial ownership and as a result thereof: (1) their combined beneficial ownership is reduced by 50% or more, but less than 75%, from that owned at closing, each will, without further action, only be entitled to designate up to two nominees (with any discrepancies resolved in the same manner as described above); (2) their combined beneficial ownership is reduced by more than 75% of that owned at closing, but either still beneficially own 5% or more of the then outstanding Diamond S common shares, the Former DSS Holder will, without further action, only be entitled to designate one nominee (with any discrepancies resolved in the same manner as described above, but disregarding the requirement that the board selection include one nominee from each Former DSS Holder having the nomination rights); and (3) if the Former DSS Holder owns less than 5% of the then outstanding shares of our common stock it will, without further action, no longer have any nomination rights under the Director Designation Agreement. In September 2020, First Reserve permanently waived its right to designate any director nominees to our board of directors.

In the event that the size of the Board of Directors is increased or decreased, the number of directors that each such investor is permitted to designate will be proportionally adjusted to be equal to the number of directors that such investor was entitled to designate as a percentage of the total number of directors on the Board immediately prior to such change.

In addition, until the 2024 Annual Meeting of Shareholders, each such investor will be required to vote its Diamond S common shares to confirm any nominee nominated and recommended by the board.

The Company and each such investor have also agreed that, until the annual meeting of shareholders to be held in 2022, the Chairman of the Board will be designated by WLR provided that if WLR and its affiliates reduce their beneficial ownership in the Company by 50% or more from that owned as at the closing of the transactions, they will cease to have the right to designate the Chairman, and the Board will select the Chairman.

Mrs. Blankenship, Mr. Malone and Mr. Qureshi are the director nominees of the Former DSS Holders and Mr. Kalogiratos and Cambanis are the director nominees of the Former CPLP Holders.

Concurrently with the execution and delivery of the Merger Agreement, we entered into a separate termination agreement with the Former CPLP Holders and WL Ross & Co., LLC, each dated as of March 30, 2021, whereby, effective upon the consummation of the Merger, we have agreed to terminate their rights under their separate Director Designation Agreement.

Management and Services Agreement

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

Concurrently with the execution and delivery of the Merger Agreement, we entered into a termination agreement with CSM (the “Termination Agreement”), dated as of March 30, 2021, whereby, upon the completion of certain events and obligations, including consummation of the Merger, the Management Agreements will be terminated over the course of a specified transition period. Following the sale in January and February 2021 of the Aias and Amoureux, respectively, we agreed in the Termination Agreement to make certain payments to CSM upon the consummation of the Merger in lieu of our replacement obligations related to those vessels pursuant to the Management and Services Agreement.

During the years ended December 31, 2020 and 2019, we incurred the following fees for services provided by CSM:

•	$7.8 million and $5.9 million, respectively, was incurred for technical management services;

•	$2.3 million and $1.9 million, respectively, was incurred for commercial management services; and

•	$2.0 million and $1.5 million, respectively, was incurred for general management services.

During the years ended December 31, 2020 and 2019, working capital was advanced to CSM to procure both voyage and vessel costs. As of December 31, 2020 and 2019, the net funds advanced totaled $0.4 million and $4.7 million, respectively.

As of December 31, 2019, amounts received for activity that occurred prior to the Transactions that were due to CSM totaled $46,000. There were no amounts of this nature at due to CSM as of December 31, 2020.

For additional information regarding these transactions with CSM, please see the notes to our consolidated financial statements, contained in our 2020 10-K.

Transactions with Capital Product Partners, L.P.

Pursuant to the terms of the Transaction Agreement, we reimbursed CPLP a total of $11.0 million for certain expenses related to the Transactions during the year ended December 31, 2019. As of December 31, 2019, all amounts have been paid.

Employment of Craig Stevenson III

Craig Stevenson III, the son of Craig H. Stevenson, Jr., the Chief Executive Officer of the Company, is employed as our Chief Strategy Officer. Craig Stevenson III received total compensation of approximately $442,133 and $452,853 in each of the years ended December 31, 2020 and 2019, respectively.

NT Suez Holdco LLC

We own 51% of NT Suez Holdco LLC (“NT Suez”), which owns two Suezmax crude tankers. The other 49% interest in NT Suez is owned by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). WLR/TRF is indirectly owned by funds managed or jointly managed by WLR, including WLR Recovery Fund V DSS AIV, L.P. and WLR V Parallel ESC, L.P., which are also shareholders of the Company. In addition, Mr. Stevenson, our Chief Executive Officer, has an investment of less than 1% in the WLR/TRF entities. During the year ended December 31, 2020, NT Suez distributed $5.1 million of total equity to the Company and WLR/TRF in accordance with their pro rata ownership.

For additional information regarding this joint venture with WLR/TRF, please see the notes to our consolidated financial statements, contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

American Bureau of Shipping

Mr. Stevenson, our Chief Executive Officer, is a director of the American Bureau of Shipping (“ABS”), the second largest classification society. Mr. Stevenson receives customary director fees from ABS and the Company uses ABS for classification services for certain of its vessels for which it pays ABS customary fees.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for professional services provided by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,	Year Ended December 31,
	2020 ($ in thousands)	2019 ($ in thousands)
Audit fees	$645	$711
Audit-Related Fees	65	235
Tax Fees	181	143
All other fees	—	—
Total	$891	$1,089

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that the Company paid to the auditor for the audit of the Company’s annual financial statements included in its Form 10-K and review of financial statements included in its Form 10-Qs and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and include services associated with primary and secondary offerings of our common stock in the past two fiscal years and other matters related to our periodic public filings; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter sets forth our policy regarding retention of the independent auditors, giving the Audit Committee responsibility for the appointment, replacement, compensation, evaluation and oversight of the work of the independent auditors. As part of this responsibility, our Audit Committee pre-approves the audit and non-audit services performed by our independent auditors in order to assure that they do not impair the auditor’s independence from the Company. The Audit Committee has adopted a policy which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditors may be pre-approved.

During the year ended December 31, 2019, the following non-audit services were provided by our independent registered public accounting firm: (i) certain due diligence services by Deloitte Consulting and Deloitte Tax in relation to the Transaction and (ii) certain tax advice by Deloitte Tax regarding international tax planning. During the year ended December 31, 2020, the following non-audit service was provided by our independent registered public accounting firm: (i) certain tax advice by Deloitte Tax regarding international tax planning.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following documents are filed as part of this Amendment:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021
DIAMOND S SHIPPING INC.

	By:	/s/ Craig H. Stevenson, Jr.
Name: Craig H. Stevenson, Jr.
Title: Chief Executive Officer and President