Form 10-Q
period 2021-03-31
Diamond S Shipping Inc.
filed 2021-05-10
CIK 1761940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	◻
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock as of May 7, 2021: 40,594,829 shares of common stock, par value $0.001 per share.

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

The following important factors, and those important factors described elsewhere in this report, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements:

•	uncertainties as to the timing of the Announced Merger (as such term defined herein);
•

the ability of us and International Seaways, Inc. (“INSW”) to receive the required regulatory and shareholder approvals for the Announced Merger (and the risks that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);

•	the occurrence of events that may give rise to a right of to terminate the Merger Agreement (as such term defined herein);
•	the possibility that, following the consummation of the Announced Merger, costs or difficulties related to the integration of DSSI’s and INSW’s operations will be greater than expected;
•

the risk that stockholder litigation in connection with the Announced Merger may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability;

•	the cyclicality of the tanker industry;
•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates and charterers’ abilities to perform under existing time charters;
•	risks related to an oversupply of tanker vessels;
•	the length and severity of the ongoing novel coronavirus (“COVID-19”) pandemic, including its impact on the demand for seaborne transportation of petroleum products;
•	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by The International Maritime Organization (the “IMO”);
•	decreases in the market values of tanker vessels;
•	changes in governmental rules and regulations or actions taken by regulatory authorities;

•	risks related to the management of our growth strategy, counterparty risks and customer relations with key customers;
•	our ability to meet obligations under time charter agreements;
•	dependence on third-party managers and a limited number of customers;
•	our liquidity, level of indebtedness, operating expenses, capital expenditures and financing;
•	our credit facilities;
•	risk of loss, including potential liability from future litigation and potential costs due to environmental damage, vessel collisions and business interruptions;
•	general domestic and international political conditions or events, including “trade wars”;
•	risks related to war, terrorism and piracy;
•	risks related to the acquisition, modification and operation of vessels;
•	future supply of, and demand for, refined products and crude oil, including relating to seasonality;
•	risks related to our insurance, including adequacy of coverage and increased premium payments;
•	risks related to tax rules applicable to us;
•	our ability to clear the oil majors’ risk assessment processes;
•	future refined product and crude oil prices and production;
•	the carrying values of our vessels and the potential for any asset impairments;
•	our ability to maximize the use of our vessels, including the redeployment or disposition of vessels no longer under time charter;
•	our continued ability to successfully employ our vessels;
•	failure to close or realize the anticipated benefits of the Announced Merger (as defined herein), including as a result of integrating the businesses;
•	failure to maintain effective internal control over financial reporting;
•	our ability to implement our business strategy and manage planned growth;
•	substantial sales of our common shares;
•	our ability to meet financial projections;
•	conflicts of interest between our significant shareholders and our other shareholders;
•	risks related to our common shares, including low liquidity and high volatility;
•	our ability to retain and hire key personnel;
•	risks related to being an independent public company and an emerging growth company, including with respect to accounting practices and policies;
•	failure to comply with the U.S. Foreign Corrupt Practices Act of 1977;

•	risks related to our corporate governance, including the difficulty of changing the composition of our board of directors;
•	the lack of shareholder rights due to being incorporated in the Republic of the Marshall Islands;
•	the risk that it may be difficult to serve process or enforce a U.S. judgment against us; and
•	other risks and uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission (“SEC”) under the Exchange Act.

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

Projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and in our other SEC filings. These forward-looking statements speak only as of the date on which such statements were made, and we undertake no obligation to update these statements, except as required by applicable law. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

as of March 31, 2021 and December 31, 2020

(In Thousands, except for share and per share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$75,824	$98,059
Due from charterers - Net of provision for doubtful accounts of $1,766 and $1,577, respectively	41,048	39,141
Inventories	21,124	17,457
Vessels held for sale	—	45,351
Prepaid expenses and other current assets	10,934	7,737
Restricted cash	6,267	6,140
Total current assets	155,197	213,885
Noncurrent assets:
Vessels - Net of accumulated depreciation of $675,199 and $650,259, respectively	1,677,758	1,702,749
Other property - Net of accumulated depreciation of $957 and $886, respectively	288	359
Deferred drydocking costs - Net of accumulated amortization of $30,359 and $27,343, respectively	29,375	32,391
Advances to Norient pool	8,001	8,001
Time charter contracts acquired - Net of accumulated amortization of $5,267 and $4,686, respectively	1,633	2,214
Derivative asset	424	—
Other noncurrent assets	4,216	2,244
Total noncurrent assets	1,721,695	1,747,958
Total assets	$1,876,892	$1,961,843
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$169,923	$196,325
Accounts payable and accrued expenses	29,071	25,817
Deferred charter hire revenue	3,190	3,051
Derivative liability	510	580
Total current liabilities	202,694	225,773
Long-term debt - Net of deferred financing costs of $11,636 and $12,531, respectively	476,060	506,065
Derivative liability	—	569
Total liabilities	678,754	732,407
Commitments and contingencies (Note 15)
Equity:
Common stock, par value $0.001; 100,000,000 shares authorized; issued and outstanding 39,974,360 and 39,968,323 shares at March 31, 2021 and December 31, 2020, respectively	40	40
Treasury stock - at cost; 137,289 shares at March 31, 2021 and December 31, 2020	(1,418)	(1,418)
Additional paid-in capital	1,242,908	1,241,822
Accumulated other comprehensive loss	(86)	(1,149)
Accumulated deficit	(78,892)	(45,250)
Total Diamond S Shipping Inc. equity	1,162,552	1,194,045
Noncontrolling interests	35,586	35,391
Total equity	1,198,138	1,229,436
Total liabilities and equity	$1,876,892	$1,961,843

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

for the Three Months Ended March 31, 2021 and 2020

(In Thousands, except for share and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue:
Voyage revenue	$48,801	$187,652
Time charter revenue	14,851	22,073
Pool revenue	24,068	—
Total revenue	87,720	209,725
Operating expenses:
Voyage expenses	33,050	74,681
Vessel expenses	41,962	41,536
Depreciation and amortization expense	28,051	28,760
General and administrative expenses	6,518	8,124
Other corporate expenses	4,780	—
Total operating expenses	114,361	153,101
Operating (loss) income	(26,641)	56,624
Other (expense) income:
Interest expense	(6,171)	(11,376)
Other income	2	333
Total other expense - Net	(6,169)	(11,043)
Net (loss) income	(32,810)	45,581
Less: Net income attributable to noncontrolling interest	832	537
Net (loss) income attributable to Diamond S Shipping Inc.	$(33,642)	$45,044
Net (loss) income per share - basic	$(0.84)	$1.13
Net (loss) income per share - diluted	$(0.84)	$1.12
Weighted average common shares outstanding - basic	39,974,360	39,891,346
Weighted average common shares outstanding - diluted	39,974,360	40,159,966

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

for the Three Months Ended March 31, 2021 and 2020

(In Thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(32,810)	$45,581
Unrealized gain on cash flow hedges	1,063	—
Other comprehensive income	1,063	—
Comprehensive (loss) income	(31,747)	45,581
Less: comprehensive income attributable to noncontrolling interest	832	537
Comprehensive (loss) income attributable to Diamond S Shipping Inc.	$(32,579)	$45,044

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

for the Three Months Ended March 31, 2021 and 2020

(In Thousands)

(Unaudited)

				Accumulated
				Other
	Common	Treasury	Additional Paid-	Comprehensive	Accumulated	Noncontrolling
	Stock	Stock	in Capital	Loss	Deficit	Interests	Total
Balance – January 1, 2021	$40	$(1,418)	$1,241,822	$(1,149)	$(45,250)	$35,391	$1,229,436
Stock-based compensation	—	—	1,086	—	—	—	1,086
NT Suez Holdco LLC distribution	—	—	—	—	—	(637)	(637)
Unrealized gain on cash flow hedges	—	—	—	1,063	—	—	1,063
Net (loss) income	—	—	—	—	(33,642)	832	(32,810)
Balance – March 31, 2021	$40	$(1,418)	$1,242,908	$(86)	$(78,892)	$35,586	$1,198,138

			Additional
	Common	Treasury	Paid- in	Accumulated	Noncontrolling
	Stock	Stock	Capital	Deficit	Interests	Total
Balance – January 1, 2020	$40	$—	$1,237,658	$(68,567)	$34,811	$1,203,942
Stock-based compensation	—	—	1,334	—	—	1,334
NT Suez Holdco LLC distribution	—	—	—	—	(1,568)	(1,568)
Shares repurchased	—	(1,418)	—	—	—	(1,418)
Net income	—	—	—	45,044	537	45,581
Balance – March 31, 2020	$40	$(1,418)	$1,238,992	$(23,523)	$33,780	$1,247,871

See notes to condensed consolidated financial statements.

DIAMOND S SHIPPING INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2021 and 2021

(In Thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from Operating Activities:
Net (loss) income	$(32,810)	$45,581
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	28,051	28,760
Amortization of deferred financing costs	895	884
Amortization of time charter hire contracts acquired	581	740
Stock-based compensation expense	1,086	1,334
Changes in assets and liabilities	(5,160)	(4,827)
Payments for drydocking	(1,330)	(1,533)
Net cash (used in) provided by operating activities	(8,687)	70,939
Cash flows from Investing Activities:
Proceeds from sale of vessels	46,240	—
Payments for vessel additions and other property	(1,722)	(1,513)
Net cash provided by (used in) investing activities	44,518	(1,513)
Cash flows from Financing Activities:
Principal payments on long-term debt	(57,302)	(33,597)
Repayments on revolving credit facilities	—	(5,000)
NT Suez Holdco LLC distribution	(637)	(1,568)
Shares repurchased	—	(1,418)
Cash paid to net settle employee withholding taxes on equity awards	—	(485)
Net cash used in financing activities	(57,939)	(42,068)
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,108)	27,358
Cash, cash equivalents and restricted cash - Beginning of period	104,199	89,219
Cash, cash equivalents and restricted cash - End of period	$82,091	$116,577
Supplemental disclosures:
Cash paid for interest	$5,156	$11,889
Unpaid vessel additions in Accounts payable and accrued expenses at the end of the period	$406	$151

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

On March 27, 2019, DSSI and DSS LP and all of its directly owned subsidiaries (the “DSS LP Subsidiaries”) completed a merger pursuant to the Transaction Agreement. Pursuant to the terms of the Transaction Agreement, on March 27, 2019, the DSS LP Subsidiaries merged with and into DSSI, with DSSI being the surviving corporation in the merger (the “Merger”). DSSI and the DSS LP Subsidiaries are hereinafter referred to collectively as the “Company.”

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

The Company is a seaborne transporter of crude oil and refined petroleum products, operating in the international shipping industry. As of March 31, 2021, through its wholly owned subsidiaries, the Company owns and operates 62 tanker vessels: 11 Suezmax crude carriers, one Aframax crude carrier and 50 medium range (“MR”) product carriers. The Company also controls and operates two Suezmax vessels through a joint venture (Refer to Note 4 — Joint Venture Investments).

Announced Merger — On March 30, 2021, DSSI, International Seaways, Inc. (“INSW”), and Dispatch Transaction Sub, Inc., a wholly owned subsidiary of INSW (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will, upon the terms and subject to the conditions set for in the Merger Agreement, merge with and into DSSI in a stock-for-stock transaction (the “Announced Merger”). After the Merger, DSSI will continue as the surviving corporation that will be a wholly owned subsidiary of INSW.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Announced Merger (the “Effective Time”), each common share of DSSI (the “Diamond S Common Shares”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.55375 of a share of common stock of INSW (“INSW Common Stock”). The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement will result in INSW shareholders owning approximately 55.75% of the outstanding shares of INSW Common Stock following the Effective Time and DSSI shareholders owning approximately 44.25% of the outstanding shares of INSW Common Stock following the Effective Time.

The Announced Merger is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of certain conditions, including (i) the authorization of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Diamond S Common Shares entitled to vote thereon; (ii) the authorization of the INSW shares to be issued as merger consideration in the Announced Merger by the affirmative vote of the holders of a majority of the shares of INSW Common Stock present and entitled to vote thereon; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (iv) the absence of any law or order preventing the consummation of the Announced Merger; (v) the effectiveness of a registration statement on Form S-4 in connection with the issuance of INSW Common Stock as merger consideration, which will include a prospectus and a joint proxy statement relating to the INSW special shareholder meeting to approve the issuance of INSW Common Stock as merger consideration and the DSSI special shareholder meeting to approve the Announced Merger and absence of any stop order or proceedings by the SEC; (vi) the approval of the shares of INSW Common Stock to be issued as merger consideration in the Announced Merger for listing on the NYSE; and (vii) execution, delivery and effectiveness of amended and restated loan agreements for two of DSSI’s existing credit facilities entered into in 2019 (the “A&R Debt Agreements”) to amend the terms of such credit facilities to more closely mirror the terms of INSW’s credit facilities and the continued effectiveness of each A&R Debt Agreement and the consents of DSSI’s lenders under its existing credit facilities to the Announced Merger and waiver of any event of default that would arise as a result of the Announced Merger. The obligation of each of DSSI and INSW to consummate the Announced Merger is also conditioned on, among other things, the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers) and material compliance by the other party with pre-closing covenants.

In connection with the Announced Merger, lenders under DSSI’s existing credit facilities agreed, among other things, to consent to the Announced Merger and waive any event of default that would arise as a result of the Announced Merger. Lenders under DSSI’s two existing credit facilities entered into in 2019 have also agreed to enter into the A&R Debt Agreements. In addition, INSW has agreed to become a credit party to the A&R Debt Agreements and will guaranty DSSI’s obligations under the A&R Debt Agreements upon their effectiveness.

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

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and operating results have been included in the statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents, and Restricted Cash — The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$75,824	$98,059	$110,903	$83,609
Restricted cash	6,267	6,140	5,674	5,610
Total Cash and cash equivalents, and Restricted cash shown in the condensed consolidated statements of cash flows	$82,091	$104,199	$116,577	$89,219

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

Recent Accounting Pronouncements

New accounting standards to be implemented — In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease term of more than twelve months. For the Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2021, and interim reporting periods within annual reporting periods beginning after December 15, 2022, with early adoption permitted. The most significant effects of adoption relate to the recognition of right-of-use assets and lease liabilities on the balance sheet for operating leases and providing new disclosures about the Company's leasing activities. The Company is currently analyzing its contracts and will then calculate the right-of-use assets and lease liabilities as of January 1, 2022 based on the present value of the Company’s remaining minimum lease payments, primarily due to the recognition of right-of-use assets and lease liabilities with respect to operating leases.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of Topic 326 is not expected to have a material impact on the condensed consolidated financial statements.

3.           NET (LOSS) EARNINGS PER SHARE

The computation of basic net (loss) earnings per share is based on the weighted-average number of common shares outstanding during the reporting period. The computation of diluted net (loss) earnings per share assumes the vesting of nonvested stock awards (refer to Note 14 — Stock-Based Compensation), for which the assumed proceeds upon vesting are deemed to be the amount of compensation cost attributable to future services and are not yet recognized using the treasury stock method, to the extent dilutive. Of the 881,118 and 637,254 nonvested shares and RSUs outstanding as of March 31, 2021 and 2020, 881,118 and 26,126, respectively, were excluded from the computation of diluted net earnings per share because these were anti-dilutive (refer to Note 14 — Stock-Based Compensation).

	For the Three Months Ended
	March 31,
	2021	2020
Common shares outstanding, basic:
Weighted-average common shares outstanding, basic	39,974,360	39,891,346
Common shares outstanding, diluted:
Weighted-average common shares outstanding, basic	39,974,360	39,891,346
Dilutive effect of restricted stock awards	—	268,620
Weighted-average common shares outstanding, diluted	39,974,360	40,159,966

4.           JOINT VENTURE INVESTMENTS

NT Suez Holdco LLC - In September 2014, the Company formed a joint venture, NT Suez Holdco LLC (“NT Suez”), to purchase two Suezmax newbuildings. The two vessels were delivered in October and November 2016.

NT Suez is owned 51% by the Company and 49% by WLR/TRF Shipping S.a.r.l (“WLR/TRF”). WLR/TRF is indirectly owned by funds managed or jointly managed by WL Ross & Co, LLC (“WLR”), including WLR Recovery Fund V DSS AIV, L.P. and WLR V Parallel ESC, L.P., which are also shareholders of the Company. WLR is a fund manager that manages the Company’s largest shareholders.

As of March 31, 2021 and December 31, 2020, the investments NT Suez received from the Company and WLR/TRF aggregated $74,104, which was used for shipyard installment payments and working capital. During the three months ended March 31, 2021, NT Suez distributed $663 and $637 to the Company and WLR/TRF, respectively. During three months ended March 31, 2020, NT Suez distributed $1,632 and $1,568 to the Company and WLR/TRF, respectively.

Management has determined that NT Suez qualifies as a variable interest entity, and, when aggregating the variable interests held by the related parties (i.e. the Company and WLR/TRF), the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impact NT Suez’s economic performance. Accordingly, the Company consolidates NT Suez.

Diamond Anglo Ship Management Pte. Ltd. — In January 2018, the Company and Anglo Eastern Investment Holdings Ltd. (“AE Holdings”), a third party, formed a joint venture, Diamond Anglo Ship Management Pte. Ltd. (“DASM”). DASM is owned 51% by the Company and 49% by AE Holdings as of March 31, 2021 and December 31, 2020, and was formed to provide ship management services to the Company’s vessels.

As of March 31, 2021 and December 31, 2020, the investments DASM received from the Company and AE Holdings totaled $51 and $49, respectively, which were used for general and administrative expenses.

Management has determined that DASM qualifies as a variable interest entity, and, when aggregating the variable interests held by the Company and AE Holdings, the Company is the primary beneficiary as the Company has the ability to direct the activities that most significantly impacts DASM’s economic performance. Accordingly, the Company consolidates DASM.

5.            VESSEL DISPOSITIONS

In December 2020, the Board of Directors approved selling the Aias and Amoureux, both 2008-built MR vessels. The Company reached an agreement to sell the Aias for $22.6 million in aggregate gross proceeds, and the Amoureux for $22.5 million in aggregate gross proceeds. The delivery of the Aias and Amoureux occurred in January and February 2021, respectively. The total loss of $26.3 million on the sale of the vessels was recorded to the condensed consolidated statement of operations in the year ended December 31, 2020. In connection with the sale of these two vessels, the Company repaid debt on the $360 Million Facility, as defined in Note 8 below, of $25.3 million and the revolving loan capacity was reduced by $6,980 during the three months ended March 31, 2021 in conjunction with the delivery of the Aias and Amoureux.

6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following as of March 31, 2021 and December 31,2020:

	March 31,	December 31,
	2021	2020
Advances to Capital Ship Management Corp. (“CSM”) (Refer to Note 13 — Related Party Transactions)	$5,253	$1,453
Advances to technical managers	28	164
Insurance claims receivable	1,328	1,636
Prepaid insurance	344	1,234
Advances to agents	1,019	1,091
Deferred voyage costs	1,767	915
Other	1,195	1,244
Total prepaid expenses and other current assets	$10,934	$7,737

7.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Trade accounts payable and accrued expenses	$10,771	$6,609
Accrued vessel and voyage expenses	17,680	17,232
Accrued interest	33	86
Accrued vessel and voyage expenses and Other current liabilities (Refer to Note 13 — Related Party Transactions)	587	1,890
Total accounts payable and accrued expenses	$29,071	$25,817

8.LONG-TERM DEBT

Long-term debt at March 31, 2021 and December 31, 2020 was comprised of the following:

	March 31,	December 31,
	2021	2020
$360 Million Facility	$190,046	$227,500
$525 Million Facility	421,250	440,000
$66 Million Facility	46,323	47,421
Total	657,619	714,921
Less: Unamortized deferred financing costs	(11,636)	(12,531)
Less: Current portion	(169,923)	(196,325)
Long-term debt, net of deferred financing costs	$476,060	$506,065

$360 Million Facility — On March 27, 2019, in connection with the Merger, the Company entered into a $360,000 five-year Credit Agreement, as amended (the “$360 Million Facility”), for the purposes of financing the Merger and refinancing the $30 Million Line of Credit (defined below). The $360 Million Facility consists of a term loan of $300,000 and a revolving loan of $60,000, and is collateralized by the 25 vessels acquired in the Merger and the three vessels that collateralized the $30 Million Line of Credit, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $360 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.65% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $360 Million Facility are 1.06%. As of March 31, 2021, $10,000 of the revolving loan was drawn, while $43,020 was available and undrawn.

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

In connection with the Merger Agreement signing, the Company, Nordea Bank Abp, New York Branch (“Nordea”), as administrative agent and collateral agent, and the lenders under the $360 Million Facility entered into a consent letter dated March 30, 2021 (the “$360M Consent Letter”), pursuant to which the lenders party thereto consented to the Announced Merger and waived any existing default or event of default and any default or event of default that would arise as a result of the Announced Merger. Pursuant to the terms of the $360M Consent Letter, in connection with the consummation of the Announced Merger, the $360 Million Facility is being amended and restated (the “$360 Million A&R Facility”) to more closely mirror the representations, warranties and covenants of INSW’s credit facilities and to include INSW as a credit party. In addition, INSW will provide a guaranty of the Company’s obligations under the $360 Million A&R Facility. It is expected that the $360 Million A&R Facility will include covenants relating to, among other things, the ability to incur indebtedness, the ability to pay dividends, maintaining a minimum cash balance, collateral maintenance, maintaining a net debt to capitalization ratio and other customary restrictions. It is expected that the $360 Million A&R Facility will provide for customary events of default. Execution, delivery and effectiveness of the $360 Million A&R Facility is a condition to the consummation of the Announced Merger.

Each lender under the $360 Million Facility which provides its consent to the Announced Merger and executes and delivers the $360 A&R Facility will receive a non-refundable consent fee equal to 0.20% of the aggregate principal amount of loans made available by such lender (including any undrawn commitment) which fee will be due and payable on the completion of the Announced Merger and paid by the Company.

$525 Million Facility — On December 23, 2019, the Company entered into a $525,000 five-year Credit Agreement (the “$525 Million Facility”), for the purposes of refinancing three separate debt facilities that were in place at that time. The $525 Million Facility consists of a term loan of $375,000 and a revolving loan of $150,000, and is collateralized by the 36 vessels that collateralized the three previous separate debt facilities that the $525 Million Facility refinanced, with reductions based on a 17 year age-adjusted amortization schedule, payable on a quarterly basis. The term loan component of the $525 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 2.50% interest rate margin, and the interest is paid quarterly. Commitment fees on undrawn amounts related to the revolving loan component of the $525 Million Facility are 0.875%. As of March 31, 2021, $140,000 of the revolving loan was drawn, while $10,000 was available and undrawn.

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

In connection with the Merger Agreement signing, the Company, Nordea, as administrative agent and collateral agent, and the lenders under the $525 Million Facility entered into a consent letter dated March 30, 2021 (the “$525M Consent Letter”), pursuant to which the lenders party thereto consented to the Announced Merger and waived any existing default or event of default and any default or event of default that would arise as a result of the Announced Merger. Pursuant to the terms of the $525M Consent Letter, in connection with the consummation of the Announced Merger, the $525 Million Facility is expected to be amended and restated (the “$525 Million A&R Facility”) to more closely mirror the representations, warranties and covenants of INSW’s credit facilities and to include INSW as a credit party. In addition, INSW will provide a guaranty of the Company’s obligations under the $525 Million A&R Facility. It is expected that the $525 Million A&R Facility will include covenants relating to, among other things, the ability to incur indebtedness, the ability to pay dividends, maintaining a minimum cash balance, collateral maintenance, maintaining a net debt to capitalization ratio and other customary restrictions. It is expected that the $525 Million A&R Facility will provide for customary events of default. Execution, delivery and effectiveness of the $525 Million A&R Facility is a condition to the consummation of the Announced Merger.

Each lender under the $525 Million Facility which provides its consent to the Announced Merger and executes and delivers the $525 Million A&R Facility will receive a non-refundable consent fee equal to 0.20% of the aggregate principal amount of loans made available by such lender (including any undrawn commitment) which fee will be due and payable on the completion of the Announced Merger and paid by the Company.

$66 Million Facility — On August 9, 2016, the Company entered into a $66,000 five-year senior secured term loan facility (the “$66 Million Facility”) for the purpose of financing two vessels controlled through the joint venture NT Suez (refer to Note 4  — Joint Venture Investments). The $66 Million Facility, which is collateralized by the two vessels controlled through NT Suez, is a nonrecourse term loan with reductions that are based on a 15-year amortization schedule, and are payable on a quarterly basis. Interest is paid quarterly, and the $66 Million Facility bears interest at the Eurodollar Rate for a three-month interest period, plus a 3.25% interest rate margin.

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

In connection with the Announced Merger, lenders under the NT Suez Facility have agreed pursuant to a consent and amendment letter dated March 30, 2021 (the “NT Suez Debt Consent”), among other things, to consent to the Announced Merger (including waiving a mandatory prepayment that would otherwise be triggered by the Announced Merger) and waive any existing event of default and any event of default that would arise as a result of the Announced Merger. In addition, lenders under the NT Suez Facility have agreed to amend the definition of “change of control” upon the closing of the Announced Merger to reflect the ownership structure of INSW and its subsidiaries.

Each lender under the NT Suez Facility which provides its consent under the NT Suez Debt Consent will receive a non-refundable consent fee equal to 0.20% of the aggregate principal amount of loans of such lender which fee will be due and payable on the completion of the Announced Merger and paid by NT Suez.

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

	For the Three Months Ended
	March 31,
	2021	2020
Effective interest rate	3.01%	4.62%
Range of interest rates (excluding impact of swaps and unused commitment fees)	2.75% to 3.51%	4.45% to 5.32%

Restrictive Covenants — The Company’s credit facilities credit contain restrictive covenants and other non-financial restrictions. The $360 Million Facility and $525 Million Facility include, among other things, restrictions on the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, leverage ratio requirements, minimum working capital requirements, and other customary restrictions. The $66 Million Facility includes restrictions and financial covenants including, among other things, the Company’s ability to incur indebtedness, limitations on dividends, minimum cash balance, collateral maintenance, and other customary restrictions. The Company was in compliance with its financial covenants as of March 31, 2021.

Maturities – The aggregate maturities of debt during the remaining nine months of the year ending December 31, 2021, and annually for the years ending December 31 are as follows:

2021 (for the remaining nine months of the year)	$139,023
2022	123,600
2023	123,600
2024	271,396
Total	$657,619

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

On April 29, 2020, the Company entered into interest rate swap transactions, with multiple counterparties, which were designated as cash flow hedges. In accordance with these transactions, the Company will pay an average fixed-rate interest amount of 0.54% and will receive floating rate interest amounts based on three-month LIBOR settings. These interest rate swaps are designated as cash flow hedges with a start date of June 30, 2020 and an end date of December 23, 2024, with an aggregate notional amount outstanding of $180,331 at March 31, 2021.

The derivative asset and liability balances at March 31, 2021 and December 31, 2020 are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
	Location	2021	2020	Location	2021	2020
Derivatives designated as hedging instruments
Interest rate contracts	Derivative asset (Current assets)	$—	$—	Derivative liability (Current liabilities)	$510	$580
Interest rate contracts	Derivative asset (Noncurrent assets)	424	—	Derivative liability (Noncurrent liabilities)	—	569
Total derivatives designated as hedging instruments		424	—		510	1,149
Total Derivatives		$424	$—		$510	$1,149

The components of Accumulated other comprehensive loss included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of March 31, 2021 and December 31, 2020.

The following table presents the gross amounts of these liabilities with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

Gross Amounts not Offset
in the Condensed
		Gross Amounts	Net Amounts of	Consolidated
	Gross	Offset in the	Liabilities Presented	Balance Sheets
	Amounts of	Condensed	in the Condensed
	Recognized	Consolidated	Consolidated	Financial	Cash Collateral	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Received	Amount

March 31, 2021 Derivatives	$510	$—	$510	$—	$—	$510
December 31, 2020 Derivatives	1,149	—	1,149	—	—	1,149

The following table presents the gross amounts of these assets with any offsets to arrive at the net amounts recognized in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020:

			Net Amounts	Gross Amounts not Offset
		Gross	of Assets	in the Condensed
		Amounts	Presented in	Consolidated
		Offset in the	the	Balance Sheets
	Gross	Condensed	Condensed
	Amounts of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
	Assets	Sheets	Sheets	Instruments	Received	Amount
March 31, 2021 Derivatives	$424	$—	$424	$—	$—	$424
December 31, 2020 Derivatives	—	—	—	—	—	—

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss income included in the Condensed Consolidated Balance Sheets consist of net unrealized loss on cash flow hedges as of March 31, 2021 and December 31, 2020.

The changes in Accumulated other comprehensive loss by component are as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Accumulated other comprehensive loss - January 1,	$(1,149)	$—
Other comprehensive income before reclassifications	1,203	—
Amounts reclassified from Accumulated other comprehensive loss	(140)	—
Other comprehensive income for the period	1,063	—
Accumulated other comprehensive loss - March 31,	$(86)	$—

The realized loss for the three months ended March 31, 2021 reclassified from Accumulated other comprehensive loss consists of a realized loss of $140 related to interest rate swap contracts. The realized gain reclassified from Accumulated other comprehensive loss are presented in Interest expense in the Condensed Consolidated Statements of Operations.

11.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values and carrying amounts of the Company’s financial instruments at March 31, 2021 and December 31, 2020 that are required to be disclosed at fair value, but not recorded at fair value, are as follows:

	March 31, 2021		December 31, 2020
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash and cash equivalents	$75,824	$75,824	$98,059	$98,059
Restricted cash	6,267	6,267	6,140	6,140
Variable rate debt	657,619	657,619	714,921	714,921

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

The table below provides the financial instruments carried at fair value based on the levels of hierarchy as of the valuation date listed:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Derivative assets	$—	$424	$—	$424
Derivative liabilities	—	510	—	510
December 31, 2020
Derivative liabilities	—	1,149	—	1,149

Derivative Assets and Liabilities: The fair value of the derivative assets and liabilities, which relate to the interest rate swaps used for hedging purposes, is the estimated amount the Company would receive or pay for the asset or liability to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. Interest rate swaps are considered to be a Level 2 item as the Company, using the income approach to value the derivatives, uses observable Level 2 market inputs at measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets in active markets (specifically, futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset (specifically, LIBOR, cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Refer to Note 9 — Interest Rate Swaps for further information regarding the Company’s interest rate swap agreements.

The Company does not currently have any Level 3 financial assets and there have been no transfers in and/or out of Level 3 during the three months ended March 31, 2021 and 2020.

12.         REVENUE FROM TIME CHARTERS

The future minimum revenues, before inclusion of profit-sharing revenue, if any, expected to be received on irrevocable time charters for which revenues can be reasonably estimated and the related revenue days that the vessels are available for employment, and not including charterers’ renewal options for the remaining three months of the year ending December 31, 2021, and annually for the year ending December 31, 2022 are as follows:

2021 (for the remaining nine months of the year)	$28,303
2022	13,511
Total future committed revenue	$41,814

13.         RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company had the following related party transactions.

Capital Ship Management Corp. (“CSM”) — Pursuant to the Transaction Agreement, for a period of five years, CSM will provide commercial and technical management services for the vessels acquired in the Merger.

Concurrently with the execution and delivery of the Merger Agreement, the Company entered into a termination agreement with CSM (the “Capital Termination Agreement”), dated as of March 30, 2021, whereby, upon the completion of certain events and obligations, including consummation of the Announced Merger, the following managerial agreements will be terminated: (i) the commercial management agreement, dated as of March 27, 2019, by and between the Company and CSM; (ii) the management and services agreement, dated as of March 27, 2019, by and between the Company and CSM; and (iii) each technical management agreement, dated as of March 27, 2019, by and between certain of the Company’s vessel-owning subsidiaries and CSM (also referred to as part II shipman 2009 standard ship management agreement).

Pursuant to the Capital Termination Agreement, at the Effective Time, the Company will (i) pay, or cause to be paid to CSM, an amount equal to $30 million minus a certain specified termination fee adjustment amount and (ii) deliver, or cause to be delivered, an amount equal to $4 million minus a certain specified adjustment amount, to be held in escrow and distributed to CSM on the first day on which certain vessels currently managed by CSM have been transitioned.

The Capital Termination Agreement provides that, with respect to each vessel managed by CSM that is on a time charter, the parties will jointly approach the time charterers to agree to a change in technical management as soon as reasonably practicable following the Effective Time. However, if an earlier transition cannot be agreed upon, then CSM will provide technical management services to such vessel through the end of the time charter and, if necessary, for a period of time until a transition is reasonably practicable. In addition, CSM has agreed to provide (i) commercial management services until each such vessel is transitioned and (ii) the certain additional services outlined in the Capital Termination Agreement. With respect to vessels not on a time charter, the parties to the Capital Termination Agreement have agreed to use their reasonable best efforts to (A) commence planning and coordination for the transition of commercial and technical management of such vessels that are not on a time charter from CSM and/or its affiliates and (B) facilitate such transition on the earliest practical date after the Effective Time.

For more information please see the Capital Termination Agreement filed as an exhibit to the 8-K/A dated April 7, 2021.

As of March 31, 2021, and following the sales of the M/T Aias and M/T Amoureux in January 2021 and February 2021, respectively, CSM managed 23 vessels. For the three months ended March 31, 2021 and 2020, the following transactions were recorded for these services:

●	$1,805 and $1,934, respectively, was incurred for technical management services, which is included in Vessel expenses in the condensed consolidated statements of operations and have been paid as of March 31, 2020.
●	$482 and $745, respectively, was incurred for commercial management services, which is included in Voyage expenses in the condensed consolidated statements of operations. As of March 31, 2021, $481 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.
●	$493 and $497, respectively, was incurred for general management services, which is included in General and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2021, $170 remains unpaid, and is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

Working capital is advanced to CSM to procure both voyage and vessel costs. At March 31, 2021, the net funds advanced totaled $4,666 of which $5,253 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet (refer to Note 6 — Prepaid Expenses and Other Current Assets), and the $587 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet (refer to Note 7 — Accounts Payable and Accrued Expenses). At December 31, 2020, the net funds owed totaled $437, of which $1,453 is included in Prepaid Expense and Other Current Assets in the condensed consolidated balance sheet, and the $1,890 liability is included in Accounts payable and accrued expenses in the condensed consolidated balance sheet.

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

The RSUs that have been issued to certain members of the Board of Directors vest one year from the date of grant. The RSUs that have been issued to other individuals vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s unvested RSUs for the three months ended March 31, 2021:

	Number of	Weighted Average
	RSUs	Grant Date Price
Outstanding at January 1, 2021	63,270	$12.97
Granted	19,252	9.25
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	82,522	$12.10

The following table summarizes certain information of the RSUs unvested and vested as of March 31, 2021:

Unvested RSUs March 31, 2021			Vested RSUs March 31, 2021
Weighted Average
	Weighted Average	Remaining Contractual	Number of	Weighted Average
Number of RSUs	Grant Date Price	Life	RSUs	Grant Date Price
82,522	$12.10	2.0	52,562	$13.59

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of March 31, 2021, unrecognized compensation cost of $422 related to RSUs will be recognized over a weighted-average period of 2.0 years. For the three months ended March 31, 2021 and 2020, the Company recognized $153 and $261, respectively, of nonvested stock amortization expense for the RSUs, which is included in General and administrative expenses.

Restricted Stock — Under the 2019 Plan, grants of restricted common stock were issued to certain members of the Board of Directors, executives and employees. The restricted common stock issued to certain members of the Board of Directors vest one year from the date of grant. The restricted common stock issued to certain executives and employees ordinarily vest ratably on each of the three anniversaries of the determined vesting date. The table below summarizes the Company’s nonvested stock awards for the three months ended March 31, 2021 which were issued under the 2019 Plan:

	Number of	Weighted Average
	Shares	Grant Date Price
Outstanding at January 1, 2021	465,314	$12.96
Granted	156,508	9.25
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	621,822	$12.05

The Company is amortizing these grants over the applicable graded vesting periods. Forfeitures are taken into account when they occur. As of March 31, 2021, unrecognized compensation cost of $3,069 related to nonvested stock will be recognized over a weighted-average period of 2.2 years. For the three months ended March 31, 2021 and 2020, the Company recognized $775 and $1,073, respectively, in nonvested stock amortization expense for the 2019 Plan restricted stock, which is included in General and administrative expenses.

Performance Awards – The Company granted performance awards that contain service, performance-based and/or market-based vesting criteria. Vesting occurs if the recipient remains employed and depends on the degree to which performance goals are achieved during the three-year performance period (as defined in the award agreements). The table below summarizes the Company’s nonvested performance awards for the three months ended March 31, 2021 which were issued under the 2019 Plan:

		Weighted
	Number of	Average Grant
	Shares	Date Price
Outstanding at January 1, 2021	133,305	$12.60
Granted	141,419	9.19
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2021	274,724	$10.84

For the three months ended March 31, 2021, the Company recognized $158 in nonvested stock amortization expense for the 2019 Plan performance awards, which is included in General and administrative expenses. There were no costs of this nature incurred during the three months ended March 31, 2020. As of March 31, 2021, unrecognized compensation cost of $2,448 related to nonvested stock will be recognized over a weighted-average period of 2.5 years.

The future compensation to be recognized for the aforementioned RSUs, restricted stock and performance awards as of March 31, 2021 is as follows:

2021 (for the remaining nine months of the year)	$2,735
2022	2,160
2023	915
2024	129
Total	$5,939

15.         COMMITMENTS AND CONTINGENCIES

Commitments — In March 2021, the Company entered into contracts to install ballast water treatment systems on three vessels with installation scheduled to occur in 2022. These contracts have a total estimated cost of $2,810, with payments due as follows as:

2021 (for the remaining nine months of the year)	$1,160
2022	1,650
Total	$2,810

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

Results for the Company’s revenue and loss from operations by segment for the three months ended March 31, 2021 and 2020 are as follows:

	Crude	Product
	Tankers	Carriers	Total
Three Months Ended March 31, 2021
Total revenue	$29,938	$57,782	$87,720
Voyage expenses	(14,259)	(18,791)	(33,050)
Vessel expenses	(9,793)	(32,169)	(41,962)
Depreciation and amortization	(8,974)	(19,077)	(28,051)
General, administrative and management fees(1)	(1,331)	(5,187)	(6,518)
Other corporate expenses	(997)	(3,783)	(4,780)
Loss from operations	$(5,416)	$(21,225)	$(26,641)
Three Months Ended March 31, 2020
Total revenue	$90,628	$119,097	$209,725
Voyage expenses	(28,349)	(46,332)	(74,681)
Vessel expenses	(11,221)	(30,315)	(41,536)
Depreciation and amortization	(9,946)	(18,814)	(28,760)
General, administrative and management fees(1)	(1,977)	(6,147)	(8,124)
Income from operations	$39,135	$17,489	$56,624
(1)	Includes direct general and administrative expenses and indirect general and administrative expenses (allocated to each segment based on a formula).

The reconciliations of total assets of the segments to amounts included in the condensed consolidated balance sheets are as follows:

	March 31, 2021	December 31, 2020
Crude Tankers	$749,956	$812,261
Product Carriers	1,121,509	1,144,562
Corporate unrestricted cash and cash equivalents	3,642	3,357
Other unallocated amounts	1,785	1,663
Consolidated total assets	$1,876,892	$1,961,843

17.         SUBSEQUENT EVENTS

The Company has evaluated all subsequent events to ensure that these condensed consolidated financial statements include appropriate recognition and disclosure of recognized events as of March 31, 2021.Other than as disclosed elsewhere in these condensed consolidated financial statements, there were no subsequent events that the Company believes require recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is designed to provide a better understanding of various factors related to the results of operations and financial condition of Diamond S Shipping Inc. (“we,” “us,” “our,” “DSSI” or the “Company”). This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K (the “2020 Annual Report”) for the year ended December 31, 2020, filed with the SEC on March 16, 2021 and as thereafter amended on April 30, 2021, and our unaudited condensed consolidated financial statements and notes thereto contained in this report. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and all of which could be affected by uncertainties and risks. Our actual results may differ materially from the results contemplated in these forward-looking statements as a result of many factors including, but not limited to, those described under “Cautionary Note on Forward-Looking Statements”.

Business Overview

Diamond S Shipping Inc. was formed on November 14, 2018 under the laws of the Republic of the Marshall Islands for the purpose of receiving, via contribution from CPLP, CPLP’s crude and product tanker business and combining that business with the business and operations of DSS LP pursuant to the Transaction Agreement. For a description of the Transaction Agreement and related Merger, please see Note 1 — Business and Basis of Presentation in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We provide seaborne transportation of crude oil, refined petroleum, and other products in the international shipping industry. As of December 31, 2021, through our wholly owned subsidiaries, we owned and operated 62 tanker vessels: 11 Suezmax crude carriers, one Aframax crude carrier and 50 MR product carriers. As of the same date, we also controlled and operated two Suezmax vessels through a joint venture.

Factors to Consider When Evaluating the Company’s Results

Announced Merger

On March 31, 2021, DSSI and International Seaways, Inc. (“INSW”) issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated March 30, 2021 (the “Merger Agreement”), pursuant to which INSW will, upon the terms and subject to the conditions set for in the Merger Agreement, merge with DSSI in a stock-for-stock transaction (the “Announced Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Announced Merger (the “Effective Time”), each common share of DSSI (the “Diamond S Common Shares”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 0.55375 of a share of common stock of INSW (“INSW Common Stock”). The aforementioned 0.55375 exchange ratio set forth in the Merger Agreement will result in INSW shareholders owning approximately 55.75% of the outstanding shares of INSW Common Stock following the Effective Time and DSSI shareholders owning approximately 44.25% of the outstanding shares of INSW Common Stock following the Effective Time.

The Announced Merger is expected to close in the third quarter of 2021, subject to the satisfaction or waiver of certain conditions, including (i) the authorization of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Diamond S Common Shares entitled to vote thereon; (ii) the authorization of the INSW shares to be issued as merger consideration in the Announced Merger by the affirmative vote of the holders of a majority of the shares of INSW Common Stock present and entitled to vote thereon; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act; (iv) the absence of any law or order preventing the consummation of the Announced Merger; (v) the effectiveness of a registration statement on Form S-4 in connection with the issuance of INSW Common Stock as merger consideration, which will include a prospectus and a joint proxy statement relating to the INSW special shareholder meeting to approve the issuance of INSW Common Stock as merger consideration and the DSSI special shareholder meeting to approve the Announced Merger and absence of any stop order or proceedings by the SEC; (vi) the approval of the shares of INSW Common Stock to be issued as merger consideration in the Announced Merger for listing on the NYSE; and (vii) execution, delivery and effectiveness of amended and restated loan agreements for two of DSSI’s existing credit facilities entered into in 2019 (the “A&R Debt Agreements”) to amend the terms of such credit facilities to more closely mirror the terms of INSW’s credit facilities and the continued effectiveness of each A&R Debt Agreement and the consents of DSSI’s lenders under its existing credit facilities to the Announced Merger and waiver of any event of default that would arise as a result of the Announced Merger. The obligation of each of DSSI and INSW to consummate the Announced Merger is also conditioned on, among other things, the truth and correctness of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers) and material compliance by the other party with pre-closing covenants.

The foregoing description of the Merger Agreement is qualified in its entirety by the full text of the Merger Agreement, which is attached hereto as Exhibit 2.3 hereto. For more information on the Announced Merger, please see our Form 8-K/A filed with the SEC on April 7, 2021.

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

Strategic Product Tanker Partnership

On June 15, 2020, the Company entered into an agreement with Dampskibsselskabet Norden A/S (“Norden”). During the term of this agreement, the Company and Norden have agreed to use commercially reasonable efforts to identify new projects in the product tanker industry that they may jointly pursue and develop. Pursuant to this agreement, the Company agreed to initially contribute 28 of its MR vessels to the Norient Product Pool (the “Pool”). This agreement will terminate upon the occurrence of certain events, including when the Company no longer has vessels operating in the Pool. As of March 31, 2021, 28 of the Company’s vessels are operating in the Pool.

Credit Facilities

For a description of the Company’s credit agreements, please see Note 8 — Long-Term Debt in the unaudited condensed consolidated financial statements included herein.

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

Some of the key factors that have affected our business, financial condition, results of operations and cash flows, and may in the future affect our business, financial condition, results of operations and cash flows, include the following:

●	uncertainties as to the timing of the Announced Merger;
●	the ability of DSSI and INSW to receive the required regulatory and shareholder approvals for the Announced Merger (and the risks that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
●	the occurrence of events that may give rise to a right of to terminate the Merger Agreement;
●	the possibility that, following the consummation of the Announced Merger, costs or difficulties related to the integration of DSSI’s and INSW’s operations will be greater than expected;
●	the risk that stockholder litigation in connection with the Announced Merger may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability;
●	levels of oil product demand and inventories;
●	supply and demand for crude oil and oil products;
●	charter hire levels (under time and bareboat charters) and the ability to re-charter vessels at competitive rates as their current charters expire;
●	developments in vessel values, which may affect compliance with covenants under credit facilities and/or debt refinancing;
●	compliance with covenants in credit facilities, including covenants relating to the maintenance of vessel value ratios;
●	the level of debt and the related interest expense and amortization of principal;

●	access to debt and equity and the cost of capital required to acquire additional vessels;
●	supply and order-book of tanker vessels;
●	the ability to increase the size of the fleet and make additional acquisitions that are accretive to earnings;
●	the ability of the commercial and chartering operations to successfully employ vessels at economically attractive rates, particularly as charters expire and the fleet expands;
●	the continuing demand for crude oil and oil products from China, India, Brazil and Russia and other emerging markets;
●	the ability to comply with new maritime regulations, the more restrictive regulations for the transport of certain products and cargoes and the increased costs associated therewith;
●	changes in fuel prices, including as a result of the imposition of sulfur oxide emissions limits in 2020 under new regulations adopted by the IMO (for those vessels that are not retrofitted with scrubbers);
●	the effective and efficient technical management of the vessels;
●	the costs associated with upcoming drydocking of vessels;
●	the ability to obtain and maintain major international oil company approvals and to satisfy technical, health, safety and compliance standards;
●	the strength of and growth in the number of the customer relationships, especially with major international oil companies and major commodity traders;
●	the prevailing spot market rates and the number of vessels operating in the spot market;
●	changes in laws, treaties or regulations applicable to the Company, including regulations relating to environmental compliance; and
●	the ability to acquire and sell vessels at satisfactory prices.

Operating Data

The following table represents the operating data for the three months ended March 31, 2021 and 2020 on a consolidated basis.

	For the Three Months Ended
	March 31,
	2021	2020	Change	% Change

	(In Thousands, Except Per Share and Share Data)
Revenue:
Voyage revenue	$48,801	$187,652	$(138,851)	(74.0)%
Time charter revenue	14,851	22,073	(7,222)	(32.7)%
Pool revenue	24,068	—	24,068	—
Total revenue	87,720	209,725	(122,005)	(58.2)%

Operating expenses:
Voyage expenses	33,050	74,681	(41,631)	(55.7)%
Vessel expenses	41,962	41,536	426	1.0%
Depreciation and amortization expense	28,051	28,760	(709)	(2.5)%
General and administrative expenses	6,518	8,124	(1,606)	(19.8)%
Other corporate expenses	4,780	—	4,780	—
Total operating expenses	114,361	153,101	(38,740)	(25.3)%
Operating (loss) income	(26,641)	56,624	(83,265)	(147.0)%
Other (expense) income:
Total other expense — Net	(6,169)	(11,043)	4,874	44.1%
Net (loss) income	(32,810)	45,581	(78,391)	(172.0)%
Less: Net income attributable to noncontrolling interest	832	537	295	54.9%
Net (loss) income attributable to Diamond S Shipping Inc.	$(33,642)	$45,044	$(78,686)	(174.7)%

Net (loss) earnings per share – basic	$(0.84)	$1.13	$(1.97)	(174.3)%
Net (loss) earnings per share –diluted	$(0.84)	$1.12	$(1.96)	(175.0)%

Weighted average common shares outstanding – basic	39,974,360	39,891,346	83,014	0.2%
Weighted average common shares outstanding – diluted	39,974,360	40,159,966	(185,606)	(0.5)%

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Total revenue

Total revenue decreased by $122.0 million to $87.7 million during the three months ended March 31, 2021 as compared to $209.7 million for the three months ended March 31, 2020. The $122.0 million decrease was principally due to weaker market conditions in the product tanker segment. The global consumption of petroleum products has experienced considerable demand destruction as a result of the global pandemic. In addition, the unwinding of the floating storage cycle effectively increased the supply of available ships.

Voyage Expenses

Voyage expenses primarily consist of bunkers, port expenses, canal dues and commissions. Commissions were paid to shipbrokers for negotiating and arranging charter party agreements on the Company’s behalf. Voyage expenses incurred during time charters and while vessels are operating in and pools are paid for by the charterer or pool manager, except for commissions, which were paid for by the Company. Voyage expenses incurred during voyage charters were paid for by the Company.

Voyage expenses decreased by $41.6 million to $33.1 million during the three months ended March 31, 2021 as compared to $74.7 million for the three months ended March 31, 2020. The $41.6 million decrease in voyage expenses was driven by a reduction in bunker and port costs incurred as a result of entering 28 vessels in the Pool the latter half of 2020.

Vessel Expenses

Vessel expenses include crew wages and associated costs, the cost of insurance premiums, expenses relating to repairs and maintenance, lubricants and spare parts, technical management fees and other miscellaneous expenses.

Vessel expenses increased by $0.4 million to $41.9 million during the three months ended March 31, 2021 as compared to $41.5 million for the three months ended March 31, 2020. The slight increase of $0.4 million is in line with the vessel operating days for the two quarters which decreased slightly.

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

Depreciation and amortization expense decreased by $0.7 million to $28.1 million during the three months ended March 31, 2021 as compared to $28.8 million during the three months ended March 31, 2020. This slight decrease is due to the decrease in the depreciation and amortization expense related to the sale of the Aias and Amoureux in January and February 2021, respectively, as the vessels were classified as held for sale as of December 31, 2020, offset by ballast water treatment systems and scrubbers capitalized between the two comparative periods.

General and Administrative Expenses

For the three months ended March 31, 2021 and 2020, general and administrative expenses were $6.5 million and $8.1 million, respectively. The $1.6 million decrease was primarily due to a decrease in salary and benefit costs as a result of a reduction in headcount, a decrease in professional fees and a reduction in travel-related costs.

Other Corporate Expenses

Other corporate expenses was $4.8 million for the three months ended March 31, 2021, which primarily consist of legal invoices and investment bank opinion fees related to the Announced Merger.

Total Other Expense, net

Total other expense, net, which includes term loan interest, amortization of deferred financing charges and commitment fees and net of interest income, was $6.2 million for the three months ended March 31, 2021 compared to $11.0 million for the three months ended March 31, 2020. The decrease of $4.8 million was primarily driven by a $194.2 million decrease in the average debt balance in the two comparative periods, coupled with a decrease in the effective interest rate.

Net Income Attributable to Noncontrolling Interest

The net income attributable to noncontrolling interest was net income of $0.8 million for the three months ended March 31, 2021 compared to net income of $0.5 million for the three months ended March 31, 2020. The net income attributable to noncontrolling interest primarily represents a 49% interest in NT Suez Holdco LLC, which owns and operates two Suezmax vessels and is 51% owned by the Company.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, total cash, cash equivalents and restricted cash were $75.8 million and $104.2 million, including restricted cash of $6.3 million and $6.1 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had $53.0 million and $60.0 million available and undrawn under its credit facilities, respectively.

Generally, the primary sources of funds have been cash from operations and undrawn amounts under credit facilities.

On December 27, 2019, we refinanced (i) the $460 Million Facility, (ii) the $235 Million Facility, and (iii) the $75 Million Facility with the proceeds of the $525 Million Facility.

At March 31, 2021, the Company was in compliance with all financial covenants under each of its credit facilities.

The passage of environmental legislation or other regulatory initiatives have in the past had, and may in the future may have, a significant impact on our operations. Regulatory measures can increase required costs related to operating and maintaining our vessels and may require us to retrofit our vessels with new equipment to comply with new or existing regulations.

Among other capital expenditures, in connection with the International Maritime Organization’s new limits for sulfur oxide emissions effective January 1, 2020, we contracted for the purchase and installation of scrubbers on five of our Suezmax vessels. As of March 31, 2021, four of these scrubbers have been installed and fully paid, with two of these scrubbers having been installed on the Aias and Amoureux, which were sold and delivered to the buyer in January and February 2021, respectively. The installation of the fifth scrubber has been cancelled, effectuating a $3.3 million loss due to the cancelled project, which was recorded during the year ended December 31, 2020. We may, in the future, determine to purchase additional scrubbers for installation on other vessels that we own or operate. In addition, with respect to vessels that are not retrofitted with scrubbers, we expect to incur expenditures to ensure those vessels are capable of efficiently using low-sulfur fuel, which expenditures are not expected to be significant or which have not yet been determined.

We have installed ballast water treatment systems on 22 of our 62 vessels. We expect to install 16 ballast water treatment systems in 2021, of which we have 16 contracts currently in place with a total contract value of $14.2 million, where $3.4 million has been paid as of March 31, 2021.

In December 2020, we contracted to sell two of our 2008-built Suezmax vessels, the Aias and Amoureux, and delivered the two vessels to the purchaser in January and February 2021, respectively. The sale of these two vessels generated gross cash proceeds to us of $46.2 million before our repayment of the related debt of $25.3 million on the two vessels.

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

Cash Flows

The following table summarizes the Company’s cash and cash equivalents provided by or used in operating, financing and investing activities for the periods presented below (presented in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Net Cash (Used in) Provided by Operating Activities	$(8.7)	$70.9
Net Cash Provided by (Used in) Investing Activities	44.5	(1.5)
Net Cash Used in Financing Activities	(57.9)	(42.1)

Net Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities during the three months ended March 31, 2021 and 2020 was $(8.7) million and $70.9 million, respectively. The decrease of $79.6 million was mainly attributable to the reduction in total revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to the global consumption of petroleum products experiencing considerable demand destruction as a result of the global pandemic, coupled with unwinding of the floating storage cycle effectively increasing the supply of available ships.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by (used in) investing activities during the three months ended March 31, 2021 and 2020 was $44.5 million and $(1.5) million respectively. The change in cash provided by (used in) investing activities was primarily due to the $46.2 million in cash proceeds received in conjunction with the sale and delivery of the Aias and Amoureux.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 and 2020 was $57.9 million and $42.1 million, respectively. The change in cash used in financing activities was primarily due to the $25.3 million of debt repaid during the three months ended March 31, 2021 in conjunction with the sale and delivery of the Aias and Amoureux, offset by repaying $5.0 million revolver, and paying $1.4 million to repurchase shares under the share repurchase program.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Contingencies

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than entering into contracts to install ballast water treatment systems on three vessels with installation scheduled to occur in 2022. These contracts have a total estimated cost of $2,810, with payments due throughout 2021 and 2022, as described in Note 15 — Commitments and Contingencies in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical accounting policies are those that reflect significant judgments or uncertainties, and which could potentially result in materially different results under different assumptions and conditions. The Company has described below what its management believes are its most critical accounting policies. For a description of all of the Company’s significant accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — B. Liquidity and Capital Resources — Critical Accounting Policies and Note 2 — Summary of Significant Accounting Policies, each contained in our 2020 Annual Report, and in Note 2 — Summary of Significant Accounting Policies in our unaudited condensed consolidated financial statements included herein, for further information.

Revenue Recognition

During the three months ended March 31, 2021 and 2020, revenues were generated from fixed rate time charters, spot market voyage charters, spot market-related time charters and pools.

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

For the three months ended March 31, 2021 and 2020, pursuant to the new revenue recognition guidance, which was adopted as of January 1, 2019, revenue for spot market voyage charters is recognized ratably over the total transit time of each voyage, which commences at the time the vessel arrives at the loading port and ends at the time the discharge of cargo is completed at the discharge port. Previously, revenue was recognized on the later of when the vessel departed from its last discharge port or when an agreement was entered into with the charterer, and ended at the time the discharge of cargo was completed at the discharge port. In time charters, operating costs including crews, maintenance and insurance are typically paid by the owner of the vessel and specified voyage costs such as fuel and port charges are paid by the charterer. These voyage expenses are borne by us when the vessels are engaged in spot market voyage charters. As such, there are significantly higher voyage expenses for spot market voyage charters as compared to time charters.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which amends several aspects of the measurement of credit losses on financial instruments based on an estimate of current expected credit losses. ASU 2016-13 will apply to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. ASU 2016-13 will also apply to debt securities and other financial assets measured at fair value through other comprehensive income. For the Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of Topic 326 is not expected to have a material impact on the condensed consolidated financial statements.

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

From time to time, the Company enters into interest rate swap agreements to modify its exposure to interest rate movements and to manage its interest expense. As of March 31, 2021, 27.4% of the debt was fixed due to the interest rate swap agreements, and 72.6% was variable. Based on the Company’s March 31, 2021 outstanding variable rate debt balance, a one percentage point increase in annual Eurodollar Rates would increase its annual interest expense by approximately $4.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, the factors discussed in “Item 1A. Risk Factors” in the Company’s 2020 Annual Report, and the factors under the headings “Risk Factors - Risks Related to the Merger” and “Risk Factors - Risks Related to the Combined Company” in the joint proxy statement/prospectus included in INSW’s registration statement on Form S-4 (File No. 333-255774) that was filed with the SEC on May 5, 2021 (as may be amended thereafter) which could materially affect our business, financial condition or future results. The risks described in those documents are not the only the risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results in the future.

Certain Risks Related to the Announced Merger

The completion of the Announced Merger is subject to a number of conditions and the Merger Agreement may be terminated in accordance with its terms. As a result, there is no assurance when or if the Announced Merger will be completed.

The completion of the Announced Merger is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, those described herein under “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Factors to Consider When Evaluating the Company’s Results – Announced Merger.” There can be no assurance as to when these conditions will be satisfied or waived, if at all, or that other events will not intervene to delay or result in the failure to close the Announced Merger.

In addition, if the Announced Merger is not completed by the outside date of November 1, 2021, either DSSI or INSW may choose to terminate the Merger Agreement. However, this right to terminate the Merger Agreement will not be available to DSSI or INSW if such party has materially breached the Merger Agreement and the breach is the cause of or resulted in the failure of the Announced Merger to be completed prior to the outside date. DSSI or INSW may elect to terminate the Merger Agreement in certain other circumstances, and DSSI and INSW can mutually decide to terminate the Merger Agreement at any time prior to the Effective Time, before or after the required approval by the DSSI shareholders or the INSW shareholders. If the Merger Agreement is terminated, DSSI and INSW may incur substantial fees in connection with the termination of the Merger Agreement and will not recognize the anticipated benefits of the Announced Merger.

The termination of the Merger Agreement could negatively impact DSSI and could result in payment of a termination fee.

If the Merger Agreement is terminated in accordance with its terms and the Announced Merger is not consummated, the ongoing businesses of DSSI may be adversely affected by a variety of factors. DSSI’s business may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the Announced Merger, by the failure to obtain the anticipated benefits of completing the Announced Merger, by payment of certain costs relating to the Announced Merger, and by the focus of its management on the Announced Merger for an extended period of time rather than on management opportunities or other issues. The market price of shares of DSSI’s common stock may decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the Announced Merger will be completed.

DSSI may be required to pay INSW a termination fee of $17 million if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement relating to third party offers to acquire DSSI or a third party acquisition of DSSI or a breach of DSSI’s obligation not to solicit third party offers or its obligations with respect to holding a meeting of its shareholders in connection with the Announced Merger. If the Merger Agreement is terminated and DSSI determines to seek another business combination or strategic opportunity, DSSI may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Announced Merger.

The pendency of the Announced Merger could adversely affect DSSI’s and INSW’s respective businesses, results of operations and financial condition.

Beginning at the time of the execution of the Merger Agreement and continuing until the Announced Merger closes or the Merger Agreement is terminated in accordance with its terms, the pendency of the Announced Merger could cause disruptions in and create uncertainty surrounding DSSI’s and INSW’s businesses, including affecting DSSI’s and INSW’s relationships with their existing and future customers, suppliers, partners in the business community and employees. This could have an adverse effect on DSSI’s and INSW’s respective businesses, results of operations and financial condition, as well as the market prices of their shares, regardless of whether the Announced Merger is completed. In particular, DSSI and INSW could potentially lose important personnel who decide to pursue other opportunities as a result of the Announced Merger. Any adverse effect could be exacerbated by a prolonged delay in closing the Announced Merger or if DSSI and INSW are unable to decide quickly on the business direction or strategy of the combined company. DSSI and INSW could also potentially lose customers or suppliers, existing customers or suppliers may seek to change their existing business relationships or renegotiate their contracts with DSSI or INSW or defer decisions concerning DSSI or INSW, and potential customers or suppliers could defer entering into contracts with DSSI or INSW, each as a result of uncertainty relating to the Announced Merger. In addition, in an effort to complete the Announced Merger, DSSI and INSW have expended, and will continue to expend, significant management resources, which are being diverted from DSSI’s and INSW’s day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of DSSI and INSW in connection with efforts to complete the Announced Merger.

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

2.3

Agreement and Plan of Merger, dated as of March 30, 2021, by and among Diamond S Shipping Inc., International Seaways, Inc. and Dispatch Transaction Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 7, 2021 (the “April 7, 2021 Form 8-K/A”))

3.1	Articles of Amendment of the Articles of Incorporation of Athena SpinCo Inc. (now known as Diamond S Shipping Inc.) (incorporated by reference to Exhibit 3.2 to the Form 10)

3.2	Amended and Restated Articles of Incorporation of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

3.3	Amended and Restated Bylaws of Diamond S Shipping Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2019)

4.1	Registration Rights Agreement, dated March 27, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 29, 2019 (the “March 29, 2019 Form 8-K”))

4.2	Director Designation Agreement, dated March 27, 2019, with certain former CPLP investors (incorporated by reference to Exhibit 10.2 to the March 29, 2019 Form 8-K)

4.3	Director Designation Agreement, dated March 27, 2019, with certain WLR investors (incorporated by reference to Exhibit 10.3 to the March 29, 2019 Form 8-K)

4.4	Director Designation Agreement, dated March 27, 2019, with First Reserve Investors (incorporated by reference to Exhibit 10.4 to the March 29, 2019 Form 8-K)

10.1

Voting and Support Agreement, dated as of March 30, 2021, by and between International Seaways, Inc. and Capital Maritime & Trading Corp., Crude Carriers Investments Corp. and Capital GP L.L.C. (incorporated by reference to Exhibit 2.1 to the April 7, 2021 Form 8-K/A)

10.2

Voting and Support Agreement, dated as of March 30, 2021, by and between International Seaways, Inc. and certain funds managed by WL Ross & Co. LLC (incorporated by reference to Exhibit 10.2 to the April 7, 2021 Form 8-K/A)

10.3

Voting and Support Agreement, dated as of March 30, 2021, by and between Diamond S Shipping Inc. and certain funds managed by Cyrus Capital Partners, L.P. (incorporated by reference to Exhibit 10.3 to the April 7, 2021 Form 8-K/A)

10.4	Termination Agreement, dated as of March 30, 2021, by and between Diamond S Shipping Inc. and Capital Ship Management Corp. (incorporated by reference to Exhibit 10.4 to the April 7, 2021 Form 8-K/A)

10.5

Consent Letter dated March 30, 2021 in respect of the Credit Agreement, dated as of March 27, 2019, by and among Diamond S Shipping Inc., the lenders party thereto from time to time, and Nordea Bank Abp, New York Branch, as Administrative Agent and the Collateral Agent.

10.6

Consent Letter dated March 30, 2021 in respect of the Credit Agreement, dated as of December 23, 2019, by and among Diamond S Shipping Inc., the lenders party thereto from time to time, and Nordea Bank Abp, New York Branch, as Administrative Agent and the Collateral Agent.

10.7

Consent and Amendment Letter dated March 30, 2021 in respect of the credit agreement dated as of August 9, 2016 and made between, amongst others, (i) NT Suez Holdco LLC as borrower, (ii) the banks and financial institutions named therein as lenders, (iii) Crédit Agricole Corporate and Investment Bank as administrative agent, and (iv) the banks and financial institutions named therein as bookrunners and lead arrangers for a term loan facility in an aggregate principal amount of up to $66,000,000.

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

DIAMOND S SHIPPING INC.

Date:	May 10, 2021	By:	/s/ Craig H. Stevenson, Jr.
Craig H. Stevenson, Jr.
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 10, 2021	By:	/s/ Kevin M. Kilcullen
Kevin M. Kilcullen
Chief Financial Officer
(Principal Financial Officer)